Form 10-Q
period 1996-03-31
CII FINANCIAL INC
filed 1996-05-15
CIK 844828

- - ------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


                         Commission file number: 0-18324

                               CII Financial, Inc.
               (Exact name of registrant as specified in charter)

California                                           95-4188244
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

5627 Gibraltar Drive  Pleasanton, California         94588
(Address of principal executive offices)           (Zip Code)

                                 (510) 416-8700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




As of May 1, 1996 there were 100 shares of common stock outstanding.



- - ------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    March 31         December 31
                                                                                      1996              1995
                                                                                 --------------    ---------
ASSETS:
Fixed maturities:
   Held to maturity, at amortized cost
     (fair value $60,453 and $63,254) ............................                  $ 60,503           $ 62,380
   Available for sale, at fair value
     (amortized cost $146,747 and $147,633).......................                   148,121            155,404
   Equity securities, at fair value (cost $4,482 and $2,722)......                     4,432              2,381
   Short-term investments, at cost which
     approximates fair value .....................................                       529                548
   Relocation mortgage loans to employees.........................                     5,161              5,478
                                                                                    --------           --------
     Total investments ...........................................                   218,746            226,191
Cash and cash equivalents ........................................                    29,376             18,205
Reinsurance recoverables .........................................                    24,866             25,943
Premiums receivable, less allowance
     of $1,381 and $1,381 ........................................                    10,927             11,672
Deferred policy acquisition costs ................................                     2,375              1,928
Deferred income tax ..............................................                     4,154              4,154
Property and equipment, less accumulated
   depreciation of $3,083 and $2,930 .............................                     3,285              3,376
Other assets .....................................................                     6,710             11,682
                                                                                    --------           --------
   TOTAL ASSETS ..................................................                  $300,439           $303,151
                                                                                    ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY:
LIABILITIES:
Reserve for losses and loss adjustment expenses ..................                  $181,413           $180,518
Unearned premiums ................................................                    12,046              9,282
Convertible subordinated debentures ..............................                    56,800             56,800
Other liabilities ................................................                    11,659             14,377
                                                                                      ------             ------
   TOTAL LIABILITIES .............................................                   261,918            260,977
                                                                                     -------            -------

SHAREHOLDER'S EQUITY:
Common stock:
   No par value; authorized 1,000;
   issued and outstanding 100 ....................................                     3,604              3,604
Additional paid-in capital........................................                    58,629             58,629
Unrealized gains on securities, net of deferred taxes ............                     2,590              9,142
Accumulated deficit ..............................................                   (26,302)           (29,201)
                                                                                     -------            -------
   TOTAL SHAREHOLDER'S EQUITY ....................................                    38,521             42,174
                                                                                    --------           --------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ....................                  $300,439           $303,151
                                                                                    ========           ========

     See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                      CII FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                                          Three Months Ended
                                                                                      March 31          March 31
                                                                                        1996              1995
                                                                                     ----------        -------
REVENUES:
Net earned premiums ..............................................                     $27,613          $20,284
Investment income and other revenues .............................                       5,241            4,359
                                                                                       -------          -------
   Total revenues ................................................                      32,854           24,643
                                                                                       -------          -------

COSTS AND EXPENSES:
Net loss and loss adjustment expenses ............................                      19,508           11,852
Policy acquisition, general and administrative ...................                       9,383            9,169
Interest expense .................................................                       1,065            1,230
                                                                                       -------          -------
   Total costs and expenses ......................................                      29,956           22,251
                                                                                       -------          -------

INCOME BEFORE TAXES AND
   DISCONTINUED OPERATIONS .......................................                       2,898            2,392
Federal income tax ...............................................                           -                -
                                                                                       -------          -------

INCOME BEFORE DISCONTINUED OPERATIONS ............................                       2,898            2,392

Net operating loss from discontinued operations ..................                           -              964
                                                                                      --------          -------

NET INCOME .......................................................                     $ 2,898          $ 1,428
                                                                                       =======          =======


EARNINGS PER SHARE:
Income before discontinued operations:
   Primary .......................................................                  $28,980.00            $ .33
                                                                                    ==========            =====
   Fully diluted .................................................                  $28,980.00            $ .32
                                                                                    ==========            =====

Discontinued operations:
   Primary .......................................................                           -           ($ .13)
                                                                                    ==========           ======
   Fully diluted .................................................                           -           ($ .13)
                                                                                    ==========           ======

Net income:
   Primary .......................................................                  $28,980.00            $ .20
                                                                                    ==========            =====
   Fully diluted .................................................                  $28,980.00            $ .19
                                                                                    ==========            =====


     See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                          Three Months Ended
                                                                                      March 31          March 31
                                                                                        1996              1995
                                                                                     ----------        -------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES: ....................                    $  6,274        $  (3,421)
                                                                                      --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of held to maturity investments ......................                     (22,969)            (450)
   Purchase of available for sale investments ....................                     (84,291)         (13,723)
   Disposal of held to maturity investments
     upon maturity or call........................................                      24,669              473
   Disposal of available for sale investments ....................                      88,597            3,150
   Purchase of equity investments ................................                      (3,785)               -
   Decrease (increase) in short-term investments .................                          19           (2,411)
   Financed premiums receivable .................................                           -            2,463
   Mortgage loan receipts ........................................                         317               54
   Purchase of property and equipment ............................                         (62)            (247)
                                                                                       -------          -------
     Net cash provided (used) by investing activities ............                       2,495          (10,691)
                                                                                      --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock options exercised .....................                           -                4
   Net transfers from affiliates .................................                       2,402                -
   Other .........................................................                           -                1
                                                                                       -------          -------
     Net cash provided by financing activities ...................                       2,402                5
                                                                                      --------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ..............................................                      11,171          (14,107)
   Cash and cash equivalents, beginning of period ................                      18,205           20,818
                                                                                        ------           ------
   Cash and cash equivalents, end of period ......................                    $ 29,376          $ 6,711
                                                                                      ========          =======


     See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                      CII FINANCIAL, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of CII Financial, Inc. ("CII", a holding company, together with its subsidiaries collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements, but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1996 have been made.

2. Certain  amounts  in  the  accompanying   Condensed   Consolidated  Financial
   Statements for prior years have been reclassified to conform to those classifications used in 1996.

                         PART I - FINANCIAL INFORMATION

                      CII FINANCIAL, INC. AND SUBSIDIARIES


MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         The following narrative analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Any forward looking information contained in this narrative analysis of the results of operations should be considered in connection with certain cautionary statements contained in a Current Report on Form 8-K dated March 28, 1996, of CII Financial, Inc. which is incorporated herein and made a part hereof. Such cautionary statements are made pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

         The profitability of CII Financial, Inc. and its subsidiaries (collectively, the "Company") is affected by many factors, including, among others, the severity and frequency of claims, state regulation of premium rates and benefits payable for injuries and losses, general business conditions, and competition. The historical information presented may not necessarily be comparable to, or indicative of, future results of operations of the Company. Current and prior financial information related to InteLock Technologies, which was effectively disposed of in June 1996, is now being shown as a discontinued operation. InteLock Technologies was an 80% owned subsidiary engaged in the electronic door lock manufacturing business.

         Total revenues of the Company for the three months ended March 31, 1996 increased by $8,211,000 or 33.3% to $32,854,000 compared to $24,643,000 for the three months ended March 31, 1995. The increase in revenues was primarily due to an increase in net earned premiums of $7,329,000 which was a result of an increase in business written. Investment income and other revenues increased by $882,000 due to an increase in the investment yield along with some net investment gains and were partially offset by a reduction in other non-core insurance operations.

         Net earned premiums increased 36.1% to $27,613,000 for the three months ended March 31, 1996, compared to $20,284,000 for the corresponding period of the preceding year. The increase in net earned premiums was all due to an increase in business written in California as business written in other states was essentially unchanged. While price competition continues to remain high, direct written premiums in California for the three months ended March 31, 1996 increased 47.9% to $27,703,000 compared to $18,737,000 for the comparable prior year period. Direct written premiums in Colorado and other states for the three months ended March 31, 1996 were $3,852,000 compared to $3,882,000 for the comparable prior year period.

         For the three months ended March 31, 1996, premiums in force have increased by $13,576,000 compared to an increase of $1,212,000 for the corresponding period of the preceding year. Premiums in force at March 31, 1996 were $117,347,000 compared to $95,303,000 for the prior preceding period. The number of policies in force also increased in the three months ended March 31, 1996 by 1,094 or 12.3% compared to an increase of 210 for the comparable prior year period.

          The Company is in the process of establishing a service office in the State of Texas and anticipates that it will commence writing workers' compensation there in the second quarter of this year. The Company is also investigating writing workers' compensation in other states.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

         Investment income and other revenues increased 20.2% to $5,241,000 for the three months ended March 31, 1996 from $4,359,000 for the corresponding prior year period. The increase was primarily due to an increase in net realized gains and partially to an increase in net investment income due to higher interest rates. The average yield in the Company's investment portfolio, excluding realized and unrealized gains, was 7.0% for the three months ended March 31, 1996 compared to an average yield of 6.4% for the comparable prior year period. The increase in the average yield was aided by a partial restructuring of the investment portfolio in the fourth quarter of 1995. Further restructuring of the investment portfolio in the first quarter of 1996 resulted in an increase in net realized gains.

         The following table shows a comparison of the insurance subsidiaries' GAAP operating ratios for the three months ended March 31, 1996 and 1995:

                                                           1996             1995                    Difference
                                                          -----            -----                    ----------

Loss and Loss Adjustment Expenses...............         70.65%             58.43%           12.22%
Underwriting Expenses...........................         33.68              47.30           (13.62)
                                                        ------             ------            -----
     Total Combined.............................        104.33%            105.73%               (  1.40)%
                                                        ======             ======                 ======

         The increase in the loss and loss adjustment expense ratio is primarily attributable to a higher loss ratio for the current accident year. The higher loss ratio was impacted by the effects of the reduction in premium rates from the competitive open rating environment. The incurred losses for the current accident year were partially offset by favorable loss development on prior accident years totaling $3,991,000 compared to favorable loss development of $4,450,000 for the comparable prior year period. The loss and loss adjustment expense ratio for the three months ended March 31, 1996 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years and is within the range of reserves recommended by the Company's independent consulting actuary.

         The decrease in the underwriting expense ratio was principally due to higher earned premiums. The commission expense ratio (including allowances to agents) for the three months ended March 31, 1996 decreased 2.9 percentage points to 12.3% compared to the comparable prior year period. The decrease in the commission ratio was due to the elimination of higher commission marketing plans in place prior to the open rating environment.

         For the three months ended March 31, 1996 and 1995, there was no net tax provision because of tax exempt interest income, utilization of loss carryforwards and other tax credits. The deferred tax assets for the net loss carryforwards and other temporary differences have been evaluated to determine its probability of being realized in the future. Such evaluation considered, among other factors, the probability of future profitability and the establishment and reversal of permanent and temporary differences. As a result, a valuation allowance has been established for the majority of the deferred tax assets.

         The Company had net income for the three months ended March 31, 1996 of $2,898,000 compared to net income of $1,428,000 for the corresponding period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                This item is not applicable to this filing.


                           PART II - OTHER INFORMATION

                      CII FINANCIAL, INC. AND SUBSIDIARIES


Item 1.         Legal Proceedings

                None

Item 2.         Changes in Securities

                This item is not applicable to this filing

Item 3.         Defaults Upon Senior Securities

                This item is not applicable to this filing

Item 4.         Submission of Matters to a Vote of Security Holders

                This item is not applicable to this filing

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

                (10.1) Pledge Agreement between CII Financial, Inc., a California corporation, in favor of Bank of America National Trust and Savings Association, as agent (together with any successor(s) thereto in such capacity)

                (10.2) Pledge Agreement between California Indemnity Insurance Company, a California corporation, in favor of Bank of America National Trust and Savings Association, as agent (together with any successor(s) thereto in such capacity)

                (27)     Financial Data Schedule

                (b)      Reports on Form 8-K

                         On February 14, 1996, the Company filed a Report on Form 8-K regarding a change in certifying accountants.

                         On March 5, 1996, the Company filed a Report on Form 8-K regarding a notice sent to registered holders to delist the 7 1/2% convertible subordinated Debentures.

                         On March 28, 1996, the Company filed a Report on Form 8-K regarding the disclosure of certain cautionary statements pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CII FINANCIAL, INC.


May 14, 1996                                /s/ Kathleen M. Marlon
Date                                        Kathleen M. Marlon
                             Chief Executive Officer


May 14, 1996                                /s/ John F. Okita
Date                                        John F. Okita
                             Chief Financial Officer