Form 10-Q
period 2001-03-31
CII FINANCIAL INC
filed 2001-06-18
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001

                                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 1-10589

                               CII FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                 95-4188244
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            2716 NORTH TENAYA WAY
                LAS VEGAS, NV                                89128
    (Address of principal executive offices)              (Zip Code)

                                 (702) 242-7040
              (Registrant's telephone number, including area code)

                                       N/A
 (Former name,former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No

      As of May 1, 2001, there were 100 shares of common stock outstanding.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -

                    March 31, 2001 and December 31, 2000.....................................................    3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2001 and 2000...............................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2001 and 2000...............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................    9

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   13

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31                December 31
                                                                                       2001                     2000

ASSETS
   Invested assets:
       Debt securities, available-for-sale, at fair value..................           $206,837                 $177,671
       Debt securities, held-to-maturity, at amortized cost ...............             13,684                   21,258
       Preferred stocks, at fair value.....................................              9,118                    5,130
       Mortgage loans on non-affiliated real estate........................             12,326                   12,362
                                                                                      --------                 --------
   Total invested assets...................................................            241,965                  216,421
                                                                                      --------                 --------

   Cash and cash equivalents...............................................              6,067                   28,666
    Reinsurance recoverable................................................            246,204                  247,205
    Premiums receivable (net of allowances of $1,384 and $1,449)...........             12,338                   11,785
    Investment income receivable...........................................              2,687                    2,712
    Deferred policy acquisition costs......................................              2,519                    2,015
    Deferred income taxes..................................................             17,497                   16,251
    Property and equipment, net............................................              3,709                    4,126
    Other assets...........................................................              2,636                    4,421
                                                                                      --------                 --------
TOTAL ASSETS...............................................................           $535,622                 $533,602
                                                                                      ========                 ========

LIABILITIES
    Reserve for loss and loss adjustment expenses..........................           $379,909                 $374,554
    Unearned premiums......................................................             16,500                   13,493
    Ceded reinsurance premiums payable.....................................              3,118                   11,073
    Convertible subordinated debentures....................................             47,059                   47,059
    Accounts payable and other accrued expenses............................             24,848                   24,071
                                                                                      --------                 --------
TOTAL LIABILITIES..........................................................            471,434                  470,250
                                                                                      --------                 --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 1,000 shares
   authorized; 100 shares issued and outstanding...........................              3,604                    3,604
   Additional paid-in capital..............................................             64,450                   64,450
   Accumulated other comprehensive loss:
      Unrealized holding loss on available-for-sale investments ...........             (3,615)                  (4,535)
   Accumulated deficit.....................................................               (251)                    (167)
                                                                                      --------                 --------
TOTAL STOCKHOLDER'S EQUITY.................................................             64,188                   63,352
                                                                                      --------                 --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................           $535,622                 $533,602
                                                                                      ========                 ========

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                              2001               2000

REVENUES
  Direct written premiums....................................................               $50,229             $47,937
  Changes in direct unearned premiums........................................                (3,006)             (3,503)
                                                                                            -------             -------

  Direct earned premiums.....................................................                47,223              44,434
  Less:  premiums ceded......................................................                 8,333              19,090
                                                                                            -------             -------

  Net earned premiums........................................................                38,890              25,344
  Net investment income......................................................                 4,110               3,607
  Net realized investment gains (losses).....................................                   385                (238)
                                                                                            -------             -------

Total revenues...............................................................                43,385              28,713
                                                                                            -------             -------

COSTS AND EXPENSES
  Direct loss and loss adjustment expenses...................................                49,307              51,067
  Reinsurance recoveries.....................................................               (16,938)            (34,427)
                                                                                            -------             -------

  Net loss and loss adjustment expenses......................................                32,369              16,640
  Policy acquisition costs...................................................                 6,261               4,318
  General, administrative and other..........................................                 3,732               4,028
  Interest expense...........................................................                   882                 940
                                                                                            -------             -------

Total costs and expenses.....................................................                43,244              25,926
                                                                                            -------             -------

INCOME BEFORE FEDERAL
INCOME TAX EXPENSE
AND EXTRAORDINARY GAIN.......................................................                   141               2,787

Federal income tax expense...................................................                   225               1,153
                                                                                            -------             -------

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN                                                         (84)              1,634

Extraordinary gain from debt extinguishment
(net of income tax of $42)                                                                      -                    76
                                                                                            -------             -------

NET (LOSS) INCOME............................................................               $   (84)            $ 1,710
                                                                                            =======             =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Three Months Ended March 31,
                                                                                           2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................................................        $   (84)          $ 1,710
  Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
    Extraordinary gain............................................................                             (118)
    Depreciation and amortization.................................................            312               262
  Change in assets and liabilities................................................          1,201           (11,267)
                                                                                          -------           -------
Net cash provided by (used in) operating activities...............................          1,429            (9,413)
                                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.......................................................            136              (464)
  Changes in investments .........................................................        (24,164)            6,310
                                                                                          -------           -------
Net cash (used in) provided by investing activities...............................        (24,028)            5,846
                                                                                          -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to Sierra.............................................................                            (2,637)
  Repurchase of convertible subordinated debentures...............................            -                (355)
                                                                                          -------           -------
Net cash used in financing activities.............................................            -              (2,992)
                                                                                          -------           -------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................        (22,599)           (6,559)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................         28,666            16,833
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................        $ 6,067           $10,274
                                                                                          =======           =======

Supplemental Condensed Consolidated Disclosures of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)..............        $   -             $ 1,909
                                                                                          =======           =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     CII Financial,  Inc. ("CII Financial",  a workers'  compensation  insurance holding company,  together with its subsidiaries,  collectively referred to as the "Company") is a wholly owned  subsidiary of Sierra Health  Services,
     Inc.  ("Sierra"),  a  managed  health  care  organization.   The  Company's
     insurance  subsidiaries  consist of California  Indemnity Insurance Company
     ("California  Indemnity")  and its wholly  owned  subsidiaries,  Commercial
     Casualty  Insurance  Company,  CII Insurance  Company and Sierra  Insurance
     Company of Texas. The accompanying  unaudited financial  statements include the  consolidated  accounts  of  the  Company.  All  material  intercompany balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting principles generally accepted in the
     United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and  disclosures  that  would be  required  in a  complete  set of  audited financial statements.  They should,  therefore, be read in conjunction with the Company's audited  consolidated  financial statements and related notes thereto as of and for the years ended  December  31, 2000 and 1999.  In the opinion of management,  the accompanying  unaudited condensed  consolidated financial  statements  reflect all  adjustments,  consisting only of normal recurring  adjustments,  necessary for a fair presentation of the financial results for the interim periods presented.

2.  Comprehensive Income

    The following table presents comprehensive income for the periods indicated:

                                                                          Three Months Ended March 31

           (In thousands)                                                 2001                  2000

           Net (Loss) Income.........................                     $  (84)              $1,710
           Change in Accumulated Other
             Comprehensive Loss, Net of Tax..........                        920                3,052
                                                                           -----               ------

           Comprehensive Income......................                      $ 836               $4,762
                                                                           =====               ======

3.  Convertible Subordinated Debentures

     In September  1991, CII Financial  issued 7 1/2%  convertible  subordinated debentures.  As of March 31,  2001,  $47.1  million  in 7 1/2%  convertible
     subordinated   debentures  were   outstanding.   Interest  on  the  7  1/2%
     convertible  subordinated  debentures is due  semi-annually on March 15 and
     September 15, and they mature  September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of common stock of Sierra at a conversion price of $39.398  per share.  During the first  three  months of 2000,  the
     Company repurchased  $473,000 of debentures in the open market resulting in an  extraordinary  gain of $118,000 and a  corresponding  tax  provision of
     $42,000.

     CII Financial  anticipated that it would not have readily available sources of cash to pay the 7 1/2%  convertible  subordinated  debentures  when they were  scheduled  to mature  in  September  2001 and  initiated  a  proposed exchange offer in December  2000. CII Financial  proposed to exchange the 7
     1/2% convertible subordinated debentures for new debentures and/or cash. To facilitate the exchange, CII Financial was able to obtain approval from the
     California  Department  of Insurance to receive an  extraordinary  dividend from California  Indemnity of $5.0 million and borrowed an additional $17.0 million from Sierra.  On May 8, 2001,  CII Financial  announced that it had closed its tender and exchange offer on $42.1 million of its  outstanding 7
     1/2% convertible  subordinated  debentures.  CII Financial  purchased $27.1 million in principal amount of 7 1/2% convertible  subordinated  debentures for $20.0  million in cash and issued  $15.0  million in new 9 1/2%  senior debentures, due September 15, 2004, in exchange for $15.0 million in 7 1/2%
     convertible  subordinated  debentures.  CII Financial has $5.0 million in 7
     1/2% convertible subordinated debentures due September 15, 2001 that remain outstanding.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and  September 15 of each year,  commencing  on  September  15,
     2001. The new 9 1/2% senior  debentures  rank senior to  outstanding  notes payable from CII Financial to Sierra,  the 7 1/2% convertible  subordinated debentures  and CII  Financial's  guarantee  of Sierra's  revolving  credit facility. The new 9 1/2% senior debentures may be redeemed by CII Financial at any  time  at  premiums  starting  at 110%  and  declining  to 100%  for redemptions after April 1, 2004. In the event of a change in control of CII
     Financial,  the holders of these new 9 1/2% senior  debentures  may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

4.  Segment Information

     For each of the periods presented the Company operated in a single business segment, workers' compensation insurance.

5.  Codification of Statutory Accounting Principles

     In March 1998, the National Association of Insurance  Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The
     Codification,  which is intended to standardize  regulatory  accounting and reporting to state insurance departments, became effective January 1, 2001.
     However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The insurance  subsidiaries were required to implement the Codification,  with certain applicable state modifications,  for  the  preparation  of  statutory  financial  statements effective January 1, 2001. The adoption of the Codification, as modified by the  applicable  state,  increased  the Company's  insurance  subsidiaries'
     statutory capital and surplus as of January 1, 2001, by approximately  $7.0
     million,   which  is  primarily  due  to  permitted  statutory   accounting
     principles  under the  Codification  regarding  income  taxes,  earned  but unbilled premiums and electronic data processing equipment.

6.  Recently Issued Accounting Standards

     The  Financial  Accounting  Standards  Board issued  Statement of Financial
     Accounting  Standards No. 133,  "Accounting for Derivative  Instruments and
     Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years  beginning  after  June 15,  2000.  SFAS 133  establishes  additional accounting and reporting  standards for derivative  instruments and hedging activities.  SFAS 133 requires that an entity  recognize all derivatives as either assets or liabilities in the statement of financial  position.  This statement  also defines and allows  companies to apply hedge  accounting to its designated  derivatives under certain instances.  It also requires that all  derivatives  be marked to market on an  ongoing  basis.  This  applies whether the derivatives are  stand-alone  instruments,  such as warrants or
     interest-rate  swaps,  or  embedded  derivatives,   such  as  call  options
     contained in convertible debt investments.  Along with the derivatives,  in the case of qualifying  hedges,  the underlying hedged items are also to be marked to market.  These market value adjustments are to be included either in the income  statement or other  comprehensive  income,  depending on the nature of the hedged transaction.  The fair value of financial  instruments is  generally  determined  by  reference to market  values  resulting  from trading on a national securities exchange or in an over-the-counter market.
     In cases where  derivatives  relate to financial  instruments of non-public companies, or where quoted market prices are otherwise not available,  such as for derivative financial  instruments,  fair value is based on estimates using present  value or other  valuation  techniques.  The Company does not believe  that it has any  derivative  instruments  and  does  not  have any hedging activities.  The majority of the Company's  investments are held by insurance  companies,  which are  regulated as to the types of  investments they may hold.

7.  Commitments and Contingencies

     The Company's  insurance  subsidiaries are required to participate in state guaranty associations in all states in which they do business. The guaranty
     associations   assess  solvent  insurance   companies  to  fund  claims  of
     policyholders of insolvent insurance  companies.  Assessments are typically based on a percentage of direct premiums  written on a specific  line(s) of insurance in the calendar year previous to the assessment. The associations can assess 1% to 2% of premiums  written.  In California  and certain other states,  insurance  companies  are allowed to recoup the  assessments  from their  policyholders,  while other states allow an offset  against  premium taxes.

     In  California,   there  were  no  new  workers'   compensation   insurance
     assessments for insolvent companies between 1990 and 1999. In October 2000, the  Company  received a notice  from the  California  Insurance  Guarantee
     Association  of an  assessment  of $1.2 million of which  one-half was paid prior to December 31, 2000.  The  remainder is scheduled to be paid in June
     2001.   This   assessment  is  being  recouped  by   surcharging   workers'
     compensation  insurance  policies with effective dates on and after January
     1, 2001. The assessment was based on 1% of direct written premiums in 1999.
     Legislation  is  currently  pending  in  California  that  would  raise the assessment to 2% of written premiums.  Due to the current ability to recoup assessments  or reduce  premium  taxes,  the Company  does not believe that guaranty  association  assessments  will  materially  affect its  financial condition or results of operations.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes  is relevant  for an  assessment  and  understanding  of the  Company's consolidated  financial  condition  and results of  operations.  The  discussion should  be  read  in  conjunction  with  the  Condensed  Consolidated  Financial
Statements and related Notes thereto. Any forward-looking  information contained in this Management's  Discussion and Analysis of Financial Condition and Results
of Operations and any other sections of this Quarterly  Report on Form 10-Q that is not historical fact is forward-looking and based on management's projections, assumptions and estimates;  actual results may vary materially.  Forward-looking statements  are  subject  to  certain  risks  and  uncertainties  that have been discussed  in other  filings made by the Company and its parent,  Sierra  Health
Services, Inc.

Our operating  results are  primarily  the results of our workers'  compensation insurance subsidiaries and consist of underwriting  profit/loss,  net investment income, net realized  gains/losses,  other income/expense,  interest expense and income taxes.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE
MONTHS ENDED MARCH 31, 2000.

Income before taxes decreased by $2.6 million as a result of the following:

 o  $13.5 million increase in net earned premiums;
 o  $1.1 million increase in investment income, including realized gains/losses;
 o  $15.7 million increase in net loss and loss adjustment expenses;
 o  $1.9 million increase in policy acquisition costs; and
 o  $0.4 million decrease in general, administrative and other expenses.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  gains/losses.  Total  revenues  increased  by 51% due  primarily  to a reduction in premiums ceded to reinsurers. Direct written premiums increased due to an overall increase in written premiums including a 29% composite increase in premium rates for all states and a 12% increase in production growth.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written  premiums  increased by 5% due primarily to growth in Nevada,  Texas and
Colorado,  offset by a decrease in  California.  The  reduction in the amount of premium ceded to reinsurers  increased  earned  premiums by 79%. The decrease in ceded  reinsurance  premiums was primarily due to the  expiration and run-off of our low level  reinsurance  agreement on June 30, 2000 along with new lower cost reinsurance  agreements,  all of which reduced the  percentage of premiums being ceded.

The following table reflects a comparison of direct written premiums, by state:

                                                    Three months ended March 31,
                                       2001       % of total             2000      % of total
                                                       (dollars in millions)
        California                      $36.0         71.6%             $37.7         78.5%
        Colorado                          4.6          9.1                3.8          7.9
        Nevada                            5.4         10.7                3.1          6.5
        Texas                             2.5          5.0                1.5          3.1
        Other States                      1.8          3.6                1.9          4.0
                                        -----        -----              -----        -----
           Total                        $50.3        100.0%             $48.0        100.0%
                                        =====        =====              =====        =====

As shown in the preceding  table, our largest premium state,  California,  had a small decrease in written premiums. We obtained an average premium rate increase on California  renewing policies of approximately 41% for the three months ended
March 31, 2001 and 36% for policies that renewed in the second half of 2000.

Premiums in force are an indicator of future  written  premium  trends.  Inforce premiums are the total  estimated  annual premiums of all policies in force at a point in time.  Total inforce  premiums  increased by 1% to $174.1  million on a comparative  quarter  basis but have  dropped  by 9% from their peak in the last twelve months, which was in August 2000. This decrease indicates a slowing trend in premiums written, especially in California, due largely to business lost as a result of the  premium  rate  increases  we have been  obtaining.  The number of inforce  policies at March 31, 2001 has also dropped by 14% from its peak in the last twelve months, which was also in August 2000.

The $0.5 million or 14% increase in net investment  income is due to an increase in the average  invested  balance as less cash was required  for ceded  premiums paid to reinsurers starting from the latter half of 2000.

We had net  realized  gains of $0.4 million  compared to net realized  losses of
$0.2  million  in  2000.  We  manage  our  investment  portfolio  with a view of minimizing unplanned sales of our available-for-sale investments.

Losses and Loss Adjustment  Expenses,  or LAE, increased by approximately
$15.7 million due to the following:

     o    Approximately  $8.1  million of the increase is related to our premium growth.

     o    We recorded  $1.6  million of net adverse loss  development  for prior accident years,  primarily 1996 to 2000,  compared to net adverse loss development of $1.5 million  recorded in 2000,  primarily for accident years 1996 to 1999. The net adverse  development  recorded was largely attributable  to  higher  costs  per  claim,  or  claim  severity,  in
          California.  Our average cost per claim has increased  each year since
          1995 and the  majority of our claims occur in  California.  The entire
          California workers'  compensation industry has been adversely affected by higher claim  severity.  According  to a published  estimate by the
          California  Workers'  Compensation  Insurance Rating Bureau in January
          2001,  the average  ultimate  loss per  indemnity  claim in California increased 62% from  accident year 1995 to accident year 1999.  Factors influencing this increase include rising average temporary  disability costs,  the  increase  in the  number  of major  permanent  disability claims,  medical  inflation  and adverse  court  decisions  related to medical control of claimant's treatment. Higher claim severity has had a  negative  impact on the  entire  California  workers'  compensation industry.

     o    We  established a higher loss and LAE ratio for the 2001 accident year compared to prior years experience,  which has resulted in an increase of approximately $7.5 million.  The majority of the increase is due to the  termination  of the low level  reinsurance  agreement on June 30,
          2000,  which results in a higher risk  exposure on policies  effective after that date and a higher  amount of net incurred  loss and LAE. In addition,  in light of the net adverse  loss  development  we recorded during  2000,  we believed it prudent to establish  the 2001  accident year reserves at a higher rate.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.

As a  percentage  of net  earned  premiums,  the loss and LAE  ratio  was  83.2%
compared to 65.7% for 2000.  The increase is primarily due to the  expiration of the low level reinsurance  agreement which is resulting in a higher loss and LAE ratio on policies effective after June 30, 2000.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $1.9 million is primarily attributable to the increase in net earned premiums.  Other underwriting expenses decreased by $0.2 million due to lower personnel costs and efforts  to  control  administrative  expenses.  As a  percentage  of net earned premiums,  the underwriting expense ratio, including  policyholders'  dividends, was 25.7% in 2001  compared  to 32.9% in 2000.  The  improvement  in the expense ratio was due in part to higher net  earned  premiums,  which  provides a larger base to spread our fixed costs,  smaller growth in personnel  expenses and lower agents' commissions and allowances.

General,  Administrative and Other Expenses include other underwriting  expenses of $3.7 million compared to $4.0 million in 2000 and policyholders' dividends of
$0.6  million   compared  to  $0.3   million  in  2000.   The  majority  of  the
policyholders'  dividends  are for Nevada  participating  policies and represent
1.6% of 2001 net earned premiums compared to 1.2% of 2000 net earned premiums.

Interest Expense  decreased by $58,000 or 6% during the period due to a decrease in the balance of outstanding debentures.

The Combined  Ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit. Our combined ratio was 108.9% compared to 98.6% for the first quarter of
2000.  The  increase  was  primarily  due to a higher loss and LAE ratio of 17.5 percentage  points and  policyholders'  dividend ratio increase of .4 percentage points and was offset by a decrease  in the  underwriting  expense  ratio of 7.6 percentage  points.  The increase in the loss and LAE ratio was primarily due to the run off of the low level  reinsurance  which is resulting  in our  retaining more of the incurred losses. The reduction in the underwriting expense ratio was primarily due to higher retained net earned premiums.

Provision for Income Taxes was recorded at $0.2 million compared to $1.2 million in 2000.  The effective tax rate was 159.6% for 2001 compared to 41.4% for 2000.
The increase in the  effective tax rate for 2001 is a result of the inability of
CII  Financial  to realize  all of the tax  benefit of its losses  under the tax sharing  agreement  with Sierra and the  proportion of the loss of CII Financial related to its subsidiaries' income.  Excluding CII Financial, the effective tax rate for the quarter was 29.8%.

For the three  months  ended March 31, 2001 and 2000,  the Company  maintained a valuation  allowance  on deferred  tax assets of $11.3  million for each period.
Under the tax sharing agreement  valuation  allowances have been established for the net  deferred  tax asset of CII  Financial  as they can only  utilize  these benefits to the extent of separate return income.

LIQUIDITY AND CAPITAL RESOURCES

Debentures  In  September  1991,  CII  Financial  issued 7 1/2%  convertible subordinated  debentures.  As  of  March  31,  2001,  $47.1  million  in 7  1/2%
convertible  subordinated  debentures were  outstanding.  Interest on the 7 1/2%
convertible  subordinated  debentures  is  due  semi-annually  on  March  15 and
September 15, and they mature  September  15, 2001.  Each $1,000 in principal is convertible  into 25.382 shares of common stock of Sierra at a conversion  price of $39.398  per share.  During the first  three  months of 2000,  CII  Financial
repurchased   $473,000  of  debentures  in  the  open  market  resulting  in  an extraordinary gain of $118,000 and a corresponding tax provision of $42,000.

CII Financial  anticipated that it would not have readily  available  sources of cash  to pay the 7 1/2%  convertible  subordinated  debentures  when  they  were scheduled to mature in September 2001 and initiated a proposed exchange offer in
December  2000.  CII  Financial  offered  to  exchange  the 7  1/2%  convertible subordinated  debentures for new  debentures  and/or cash. To make the exchange,
CII Financial  was able to obtain  approval  from the  California  Department of
Insurance to receive an extraordinary dividend from California Indemnity, one of its insurance  subsidiaries,  of $5.0 million and borrowed an  additional  $17.0 million from Sierra. On May 8, 2001, CII Financial  announced that it had closed its  tender  and  exchange  offer on $42.1  million  of its  outstanding  7 1/2%
convertible  subordinated  debentures.  CII Financial purchased $27.1 million in principal amount of 7 1/2% convertible subordinated debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2% senior debentures,  due September
15,  2004,  in exchange  for $15.0  million in 7 1/2%  convertible  subordinated debentures.  CII Financial has $5.0 million in 7 1/2%  convertible  subordinated debentures due September 15, 2001 that remain outstanding as of May 8, 2001.

The new 9 1/2% senior  debentures pay interest,  which is due  semi-annually  on
March 15 and September 15 of each year,  commencing  on September 15, 2001.  The new 9 1/2% senior  debentures rank senior to outstanding  notes payable from CII
Financial to Sierra,  the 7 1/2%  convertible  subordinated  debentures  and CII
Financial's  guarantee of Sierra's  revolving  credit  facility.  The new 9 1/2%
senior  debentures  may be  redeemed  by CII  Financial  at any time at  defined premiums  starting at 110% and declining to 100% for redemptions  after April 1,
2004. In the event of a change in control of CII Financial, the holders of these new 9 1/2% senior  debentures  may require that we  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

Other
Our insurance  subsidiaries require liquidity to pay policy claims and benefits, for operating  expenses,  income taxes and to purchase  fixed assets to maintain and enhance their operations.  The source of our insurance  subsidiaries'  funds come from the premiums we collect,  the  investment  income we earn and receipts from our reinsurers. The liquidity needs of our non-insurance operations,  which are  essentially  the holding  company,  CII Financial,  are  substantially  all related to the servicing of interest  payments on the debentures and the payment of the debentures at maturity.

Our insurance  subsidiaries are required to maintain sufficient liquid assets to pay claims and other  policy  obligations.  Workers'  compensation  insurance is referred to a "long-tail"  business because of the length of time that typically occurs  between when the premium is collected and when a claim is fully paid and settled due to  life-time  benefits  that could be  provided to a claimant.  The excess of premiums  collected  over claims and expenses paid are invested  until needed.  State  regulations  dictate the kinds of investments we can have and we try to match the maturity of our investments with expected future cash needs.

Our significant short-term  non-insurance  liquidity need is for interest on the debentures and the repayment of the approximately  $5.0 million in outstanding 7
1/2% convertible subordinated debentures, which are due on September 15, 2001 as discussed  above.  Our new 9 1/2%  senior  debentures  represent  our  long-term non-insurance  liquidity  needs.  We expect  to  service  the new 9 1/2%  senior debentures from future cash flows, primarily from dividends that will be paid by our  insurance  subsidiaries  from their future  earnings.

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment in California  Indemnity  Insurance  Company.  Of the $6.1 million in cash and cash equivalents held at March 31, 2001, $5.3 million is designated for use only by the regulated insurance companies. CII Financial has limited sources of cash and is  dependent  upon  dividends  paid by  California  Indemnity.  The payment of stockholders'  dividends by California  Indemnity is regulated by the
California  Insurance  Code and, at a minimum,  requires a 10 business day prior notice to the California Department of Insurance.  If a payment of a dividend or distribution  whose fair market value,  together with that of other dividends or distributions  made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus or its net income for the preceding  year end, then  the  insurance  commissioner  has up to 30  days  to  disapprove  it.  The
California  Insurance  Department  will not allow a  payment  of a  dividend  or distribution  if  it  will  cause  an  insurer's  policyholders'  surplus  to be unreasonable  in relation to the insurer's  liabilities  and the adequacy of the insurer's  financial  needs.  In making this  determination,  the  Department of
Insurance considers a variety of factors including, but not limited to, the size of the insurer,  the amount,  type and geographic  concentration of insurance it writes,  the  quality of its  assets and  reinsurance  programs,  and  operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2000,  California  Indemnity,  which is our only direct  insurance  subsidiary,  had  unassigned  funds of $174,000 from which it could pay a dividend  without prior  approval.  As noted above, to make
the  exchange  offer  for  the  outstanding  7  1/2%  convertible   subordinated
debentures,   California   Indemnity   received  approval  from  the  California
Department of Insurance and paid an  extraordinary  dividend to CII Financial of
$5.0 million in early May 2001. The payment of any future dividend by California
Indemnity in calendar  year 2001 will require prior  approval by the  California
Department of Insurance.

Under the terms of Sierra's revolving credit facility,  capital contributions by
Sierra to us that we use to repay the 7 1/2% convertible subordinated debentures may require  Sierra to reduce  permanently  an equal  amount of the  outstanding balance of its credit facility commitment.  Our affiliates have no obligation to make loans or other  payments  to us to pay the  principal  amount of the 7 1/2%
convertible  subordinated debentures when they mature.  Accordingly,  we may not have the cash resources  required to repay the 7 1/2%  convertible  subordinated debentures  when they become  due.  We are  currently  analyzing  our  available alternatives with respect to the payment of the 7 1/2% convertible  subordinated debentures.

Cash Flows
We had positive cash flows from operating activities of $1.4 million compared to negative cash flows of $9.4 million for 2000. Our positive cash flow in 2001 was largely due to the run-off of the low level  reinsurance  agreement.  Ceded paid losses now  exceed  ceded  premiums  under the  contract  and result in net cash received from the  reinsurer.  In addition,  the growth in premium  revenues has resulted in an increase in loss and LAE reserves and in unearned  premiums.  Our negative  cash flow for 2000 was  primarily  due to the effects of the low level reinsurance  agreement  whereby  premiums ceded  exceeded ceded paid losses.  In
addition,  an  increase  in  reinsurance   recoverable  and  mortgage  loans  on
non-affiliated  real estate was partially  offset by an increase in loss and LAE reserves.

Our net cash used in investing  activities  was $24.0  million  compared to cash provided by investing  activities  of $5.9 million for 2000.  As a result of the run-off of the low level reinsurance  agreement,  we had more funds available to invest in 2001. Due to the negative cash flows from  operations  during 2000, we had to sell some of our  investments,  which resulted in net realized  losses of
$0.2 million.

No cash was used for  financing  activities  in 2001 compared to $3.0 million in
2000 for the repurchase of outstanding debentures of $0.4 million and a dividend of $2.6 million paid to Sierra.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As  of  March  31,  2001,  unrealized  holding  losses  on  available  for  sale investments have decreased by $0.9 million since December 31, 2000 due primarily to a decrease in interest  rates,  and thus,  an increase in the market value of bonds. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash  flows as it is  unlikely  that we would  need or choose  to  substantially liquidate our investment portfolio.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such  litigation  includes  workers'  compensation  claims by injured workers and by providers  for payment for medical  services  rendered to injured workers. In the opinion of management,  the ultimate resolution of these pending legal  proceedings  should not have a material  adverse  effect on our financial condition.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None

              (b)   Reports on Form 8-K

                    Current  Report on Form 8-K,  filed May 16,  2001,  with the
                    Securities  and Exchange  Commission in connection  with CII
                    Financial's debenture exchange offer.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                  CII FINANCIAL, INC.
                                     (Registrant)

Date:  June 18, 2001               /S/ JOHN F. OKITA
                                  JOHN F. OKITA
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)