Form 10-Q
period 2001-06-30
CII FINANCIAL INC
filed 2001-08-14
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No --- ---

    As of August 1, 2001, there were 100 shares of common stock outstanding.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 2001 and December 31, 2000......................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 2001 and 2000........................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 2001 and 2000..................................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   16

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      June 30                December 31
                                                                                       2001                     2000

                                                                                   (Unaudited)
ASSETS
   Invested assets:
       Debt securities, available-for-sale, at fair value..................           $184,625                 $177,671
       Debt securities, held-to-maturity, at amortized cost ...............             13,767                   21,258
       Preferred stocks, at fair value.....................................              3,040                    5,130
       Mortgage loans on non-affiliated real estate........................             12,247                   12,362
                                                                                      --------                 --------
   Total invested assets...................................................            213,679                  216,421
                                                                                      --------                 --------

   Cash and cash equivalents...............................................             25,861                   28,666
    Reinsurance recoverable................................................            257,760                  247,205
    Premiums receivable (net of allowances of $1,450 and $1,449)...........             10,711                   11,785
    Note receivable affiliate (Note 8).....................................              7,607
    Deferred income taxes..................................................             16,515                   16,251
    Property and equipment, net............................................              4,019                    4,126
    Other assets...........................................................              8,158                    9,148
                                                                                      --------                 --------
TOTAL ASSETS...............................................................           $544,310                 $533,602
                                                                                      ========                 ========

LIABILITIES
    Reserve for loss and loss adjustment expenses..........................           $399,059                 $374,554
    Unearned premiums......................................................             16,489                   13,493
    Ceded reinsurance premiums payable.....................................                327                   11,073
    Debentures (Note 3)....................................................             24,835                   47,059
    Notes payable affiliate (Note 8).......................................             17,257
    Accounts payable and other accrued expenses............................             22,592                   24,071
                                                                                      --------                 --------
TOTAL LIABILITIES..........................................................            480,559                  470,250
                                                                                      --------                 --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock, no par value, 1,000 shares
   authorized; 100 shares issued and outstanding...........................              3,604                    3,604
   Additional paid-in capital..............................................             64,450                   64,450
   Accumulated other comprehensive loss:
      Unrealized holding loss on available-for-sale investments ...........             (5,763)                  (4,535)
   Retained Earnings (accumulated deficit).................................              1,460                     (167)
                                                                                      --------                 --------
TOTAL STOCKHOLDER'S EQUITY.................................................             63,751                   63,352
                                                                                      --------                 --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................           $544,310                 $533,602
                                                                                      ========                 ========

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (Unaudited)

                                                               Three Months Ended June 30,                Six Months Ended June 30,

                                                                 2001                2000                   2001             2000

REVENUES
  Direct written premiums...............................         $45,240            $ 48,527                $95,469         $96,464
  Changes in direct unearned premiums...................              10                  31                 (2,996)         (3,472)
                                                                 -------            --------                -------         -------

  Direct earned premiums................................          45,250              48,558                 92,473          92,992
  Less:  premiums ceded.................................           2,766              21,215                 11,099          40,305
                                                                 -------            --------                -------         -------

  Net earned premiums...................................          42,484              27,343                 81,374          52,687
  Net investment income.................................           3,901               3,723                  8,011           7,330
  Net realized investment (losses) gains................             (53)               (151)                   332            (389)
                                                                 -------            --------                -------         -------

Total revenues..........................................          46,332              30,915                 89,717          59,628
                                                                 -------            --------                -------         -------

COSTS AND EXPENSES
  Direct loss and loss adjustment expenses..............          64,567              84,060                113,874         135,127
  Reinsurance recoveries................................         (30,645)            (46,983)               (47,583)        (81,410)
                                                                 -------            --------                -------         -------

  Net loss and loss adjustment expenses.................          33,922              37,077                 66,291          53,717
  Policy acquisition costs..............................           7,148               3,773                 13,409           8,091
  General, administrative and other.....................           3,079               7,216                  6,811          11,244
  Interest expense......................................             603                 902                  1,485           1,842
                                                                 -------            --------                -------         -------

Total costs and expenses................................          44,752              48,968                 87,996          74,894
                                                                 -------            --------                -------         -------

INCOME (LOSS) BEFORE FEDERAL
INCOME TAX EXPENSE
AND EXTRAORDINARY GAIN..................................           1,580             (18,053)                 1,721         (15,266)

Federal income tax expense (benefit)....................             332              (6,503)                   557          (5,350)
                                                                 -------            --------                -------         -------

INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN...................................           1,248             (11,550)                 1,164          (9,916)

Extraordinary gain from debt extinguishment
(net of income tax of $249, $260, $249, $302)...........             463                 485                    463             561
                                                                 -------            --------                -------         -------

NET INCOME (LOSS).......................................         $ 1,711            $(11,065)              $  1,627         $(9,355)
                                                                 =======            ========               ========         =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                         Six Months Ended June 30,

                                                                                           2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................................        $ 1,627          $ (9,355)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Extraordinary gain............................................................           (712)             (863)
    Depreciation and amortization.................................................            599               780
    Provision for asset impairment................................................                            3,000
Change in assets and liabilities:
    Reinsurance recoverable.......................................................        (10,555)          (59,059)
    Reserve for loss and loss adjustment expense..................................         24,505            65,624
    Ceded reinsurance premiums payable............................................        (10,746)              128
    Change in other assets and liabilities........................................          2,496           (10,178)
                                                                                          -------          --------
Net cash provided by (used in) operating activities...............................          7,214            (9,923)
                                                                                          -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.......................................................           (452)             (615)
  Changes in investments .........................................................          2,446             8,066
  Note receivable affiliate.......................................................         (7,500)
                                                                                          -------          --------
Net cash (used in) provided by investing activities...............................         (5,506)            7,451
                                                                                          -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to Sierra..............................................................                           (2,637)
  Repurchase of convertible subordinated debentures...............................        (21,513)           (2,167)
  Notes payable affiliate.........................................................         17,000
                                                                                          -------          --------
Net cash used in financing activities.............................................         (4,513)           (4,804)
                                                                                          -------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.........................................         (2,805)           (7,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................         28,666            16,833
                                                                                          -------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................        $25,861          $  9,557
                                                                                          =======          ========

                                                                                         Six Months Ended June 30,

                                                                                           2001             2000

Supplemental Condensed Consolidated Disclosures of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)..............        $  2,478         $  1,937

Non-cash Investing and Financing Activities:
     Debentures exchanged.........................................................          19,692

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

2.   Comprehensive Income

    The following table presents comprehensive income for the periods indicated:

                                                                           Six Months Ended June 30,

               (In thousands)                                             2001                  2000

           Net Income (Loss).........................                    $ 1,627              $(9,355)
           Change in Accumulated Other
             Comprehensive (Loss)
             Income, Net of Tax......................                     (1,228)               2,702
                                                                         -------              -------

           Comprehensive Income (Loss)...............                    $   399              $(6,653)
                                                                         =======              =======

3.   Debentures

     In September  1991, CII Financial  issued 7 1/2%  convertible  subordinated debentures  (the  "Subordinated  Debentures")  of  which  $47,059,000  were outstanding at March 31, 2001.  Interest on the Subordinated  Debentures is
     due  semi-annually  on March 15 and September 15, and they mature September
     15, 2001.  Each $1,000 in principal is  convertible  into 25.382  shares of common stock of Sierra at a conversion  price of $39.398 per share.  During the first six months of 2000,  the Company  repurchased  $3,031,000  of the
     Subordinated  Debentures in the open market  resulting in an  extraordinary gain of $863,000 and a corresponding tax provision of $302,000.

     In  December  2000,  CII  Financial  commenced  an  offer to  exchange  the
     Subordinated  Debentures for cash and/or new debentures.  To facilitate the exchange,  CII Financial  borrowed $17.0 million from Sierra and California
     Indemnity  was able to obtain  approval from the  California  Department of
     Insurance  to  pay  an  extraordinary  dividend  of  $5.0  million  to  CII
     Financial. On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding Subordinated Debentures. CII Financial purchased
     $27.1  million in principal  amount of  Subordinated  Debentures  for $20.0 million in cash and issued $15.0  million in new 9 1/2% senior  debentures, due  September  15,  2004,  in exchange for $15.0  million in  Subordinated
     Debentures.  CII Financial has $5.0 million in Subordinated Debentures that remain outstanding.

     The exchange offer proposed  concessions by the holders of the Subordinated
     Debentures, including extending the maturity and accepting an interest rate that may have been lower than what CII  Financial  could have obtained from other lenders. In accordance with accounting  principles generally accepted in the United  States of  America,  the  exchange  of the new 9 1/2% senior debentures for the Subordinated Debentures is treated as a restructuring of debt. Additionally, the Subordinated Debentures are considered to represent one payable, even though there are many debenture holders. Although some of the debenture holders exchanged the Subordinated  Debentures for cash, some exchanged them for new 9 1/2% senior debentures and others a combination of the two,  this does not change the  substance  of the  transaction  for CII
     Financial;   accordingly,  the  exchange  is  considered  to  be  a  single transaction.

     In the transaction,  total future cash payments (interest and principal) on the remaining Subordinated  Debentures and the new 9 1/2% senior debentures are less than the balance of the Subordinated Debentures at the time of the exchange less the cash consideration given in the exchange.  Accordingly, a gain on  restructuring  was  recognized for the difference and the carrying amount  of the  remaining  Subordinated  Debentures  and new 9 1/2%  senior debentures  is the total  future  cash  payments on the  debentures.  Costs incurred in  connection  with the exchange  were used to offset the gain on restructuring.  All future cash payments  related to the debentures will be reductions  of the carrying  amount of the  debentures  therefore no future interest  expense will be recognized for the  debentures.  The  transaction resulted in an  extraordinary  gain of  $712,000  and a  corresponding  tax provision of $249,000.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and  September 15 of each year,  commencing  on  September  15,
     2001. The new 9 1/2% senior  debentures  rank senior to  outstanding  notes payable from CII Financial to Sierra, the remaining Subordinated Debentures and CII Financial's  guarantee of Sierra's  revolving credit facility.  The new 9 1/2% senior  debentures  may be redeemed by CII Financial at any time at premiums  starting at 110% and declining to 100% for  redemptions  after
     April 1, 2004.  In the event of a change in control of CII  Financial,  the holders  of  these  new 9 1/2%  senior  debentures  may  require  that  CII
     Financial  repurchase them at the then applicable  redemption  price,  plus accrued and unpaid interest.

4.   Segment Information

     For  each of the  periods  presented,  the  Company  operated  in a  single business segment, workers' compensation insurance.

5.   Codification of Statutory Accounting Principles

     In March 1998, the National Association of Insurance  Commissioners adopted the Codification of Statutory Accounting  Principles ("the  Codification").
     The Codification,  which is intended to standardize  regulatory  accounting and reporting to state insurance  departments,  became effective January 1,
     2001.  However,   statutory  accounting  principles  will  continue  to  be
     established by individual state laws and permitted practices. The insurance subsidiaries  were  required to implement  the  Codification,  with certain applicable state modifications,  for the preparation of statutory financial statements effective January 1, 2001. The adoption of the Codification,  as modified  by  the  applicable  state,  increased  the  Company's  insurance subsidiaries'  statutory  capital  and  surplus as of  January 1, 2001,  by approximately $7.0 million,  which is primarily due to prescribed statutory accounting principles under the Codification regarding income taxes, earned but unbilled premiums and electronic data processing equipment.

6.   Recently Issued Accounting Standards

     In July 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement   of   Financial   Accounting   Standards   No.  141,   "Business
     Combinations"  ("SFAS  141").  SFAS 141  requires  the  purchase  method of accounting  for  business  combinations  initiated  after June 30, 2001 and eliminates the  pooling-of-interests  method. The Company believes that the adoption of SFAS 141 will not have any impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
     No. 142  "Goodwill and Other  Intangible  Assets"  ("SFAS  142"),  which is effective  January 1, 2002.  SFAS 142  requires,  among other  things,  the discontinuance of goodwill amortization. In addition, the standard includes
     provisions  for  the   reclassification   of  certain  existing  recognized
     intangibles  as  goodwill,  reassessment  of the useful  lives of  existing recognized  intangibles,  reclassification  of certain  intangibles  out of previously  reported goodwill and the identification of reporting units for purposes of assessing  potential future  impairments of goodwill.  SFAS 142 also requires companies to complete a transitional goodwill impairment test six  months  from  the  date of  adoption.  The  Company  does not have any goodwill or other  significant  intangible  assets and believes  that there will not be any material impact from SFAS 142 on its financial position and results of operations.

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

     In  California,   there  were  no  new  workers'   compensation   insurance
     assessments for insolvent companies between 1990 and 1999. In October 2000, the  Company  received a notice  from the  California  Insurance  Guarantee
     Association  of an  assessment  of $1.2 million of which  one-half was paid prior to December 31, 2000 and the  remainder  was paid in June 2001.  This assessment is being recouped by surcharging workers' compensation insurance policies with effective  dates on and after January 1, 2001. The assessment was  based  on 1% of  direct  written  premiums  in  1999.  Legislation  is currently  pending in California  that would raise the  assessment to 2% of written  premiums.  Due to the  current  ability to recoup  assessments  or
     reduce  premium   taxes,   the  Company  does  not  believe  that  guaranty
     association  assessments will materially affect its financial  condition or results of operations.

8.   Note Receivable and Notes Payable to Affiliate

     In connection with the exchange offer on the  Subordinated  Debentures (see
     Note 3),  California  Indemnity  lent Sierra $7.5  million.  The loan bears interest at 8.5%,  which is due  semi-annually on March 31 and September 30 of each year,  commencing September 30, 2001. All outstanding principal and accrued  interest is due on September 30, 2004.  The loan is secured by the common stock of Sierra Health and Life Insurance Company ("SHL"),  a wholly owned  subsidiary  of  Sierra,  equal  to  120%  of  the  principal  amount outstanding.  At June  30,  2001,  SHL had  total  equity,  on a  statutory accounting basis, of approximately  $13.3 million. As an additional part of the exchange offer transaction,  Sierra lent CII Financial $15.0 million as well as an  additional  $2.0  million  to enable CII  Financial  to pay the accrued interest on the  Subordinated  Debentures due on March 15, 2001 and
     other  operating  expenses.  Each of the loans are demand notes payable and bear interest at 9.5%, which is due semi-annually on March 15 and September
     15 of each year,  commencing September 15, 2001. The notes are subordinated to the  new 9 1/2%  senior  debentures  and  CII  Financial's  guaranty  of
     Sierra's  credit  facility but are senior to the  Subordinated  Debentures, which mature in September 2001.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with the Condensed  Consolidated  Financial  Statements and related
Notes thereto.  Any information  contained in this  Management's  Discussion and
Analysis of Financial Condition and Results of Operations and any other sections of  this  Quarterly  Report  on  Form  10-Q  that  is  not  historical  fact  is forward-looking  and is  based  on  management's  projections,  assumptions  and estimates;  actual results may vary materially.  Forward-looking  statements are subject to certain  risks and  uncertainties  that have been  discussed in other filings made by the Company and its parent, Sierra Health Services, Inc.

Our operating  results are  primarily  the results of our workers'  compensation insurance subsidiaries and consist of underwriting  profit/loss,  net investment income, net realized  gains/losses,  other income/expense,  interest expense and income taxes.

RESULTS OF  OPERATIONS,  THREE  MONTHS  ENDED JUNE 30,  2001,  COMPARED TO THREE
MONTHS ENDED JUNE 30, 2000.

Income before taxes increased by $19.6 million as a result of the following:

     o $15.1 million increase in net earned premiums;

     o  $.3  million   increase  in  investment   income,   including   realized
        gains/losses;

     o $3.2 million decrease in net loss and loss adjustment expenses;

     o $3.4 million increase in policy acquisition costs;

     o $4.1 million decrease in general, administrative and other expenses; and

     o $.3 million decrease in interest expense.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  gains/losses.  Total  revenue  increased  by 50%  due  primarily  to a reduction in premiums ceded to reinsurers.  Reflected in the 2001 direct written premiums is a 29% decrease in production and a 32% composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums  decreased by 6.8% due primarily to a decline in our California business offset by growth in Nevada,  Texas and Colorado.  Offsetting this was a reduction in the amount of premium ceded to reinsurers  which  increased  earned premium  by $18.4  million.  The  decrease  in ceded  reinsurance  premiums  was primarily  due to the  expiration  and  run-off  of our  low  level  reinsurance agreement on June 30, 2000 along with new lower cost reinsurance agreements, all of which reduced the percentage of premiums being ceded.

The following table reflects a comparison of direct written premiums, by state:

                                                Three months ended June 30,
                                       2001       % of total      2000      % of total
                                                   (dollars in millions)
        California                      $33.4         73.7%        $38.0         78.4%
        Colorado                          4.4          9.7           4.1          8.5
        Nevada                            3.6          7.9           2.4          4.9
        Texas                             2.4          5.3           2.0          4.1
        Other States                      1.4          3.4           2.0          4.1
                                        -----        -----         -----        -----
           Total                        $45.2        100.0%        $48.5        100.0%
                                        =====        =====         =====        =====

As shown in the preceding  table, our largest premium state,  California,  had a
12.1% decrease in written premiums. However, we obtained an average premium rate increase on California  renewing  policies of approximately  39% for the quarter ended June 30, 2001.

Premiums in force are an indicator of future  written  premium  trends.  Inforce premiums are the total  estimated  annual premiums of all policies in force at a point in time.  Total inforce  premiums have decreased by 8.8% to $168.6 million from the same period last year and have  dropped by 11.4% from their peak in the last twelve  months,  which was August 2000.  This decrease  indicates a slowing trend in premiums  written,  especially in  California,  due largely to business lost as a result of premium rate increases we have been obtaining. The number of inforce policies at June 30, 2001 has also dropped by 21.8% from its peak in the last twelve months, which was also August 2000.

The $.2 million or 4.8% increase in net investment  income is due to an increase in the average  invested  asset balance as we are retaining more of the premiums and receiving  monthly  payments from our reinsurers  that started at the end of
2000.

We had net  realized  losses of $53,000 in the second  quarter  compared  to net realized  losses of $151,000 in the second  quarter  2000.  We try to manage our investment  portfolio  to  minimize  unplanned  sales of our  available-for-sale investments.

Net losses and loss adjustment expenses, or LAE, decreased by approximately $3.2 million due to the following:

     o    We  booked  approximately  $9.9  million  in  additional  loss and LAE related to the  increase in net earned  premiums  in 2001  compared to
          2000.

     o    In the second quarter of 2001, we recorded $4.2 million of net adverse loss  development  for prior  accident  years,  primarily for accident years 1996 to 1998,  compared to net adverse loss development of $19.2 million recorded in the second quarter of 2000, primarily for accident years 1996 to 1999. The net adverse  development  recorded was largely attributable  to  higher  costs  per  claim,  or  claim  severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately  $1.9 million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred loss and LAE.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase,  net of paid recoveries,  in the amount of reinsurance  recoverable of
$11.6 million in 2001 and $44.4 million in 2000.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.

As a percentage of net earned premiums, the loss and LAE ratio was 79.9% for the quarter  ended June 30, 2001  compared to 135.6% for the quarter  ended June 30,
2000.  The decrease is  primarily  due to the prior year  development  booked in
2000.

Policy  acquisition  costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $3.4 million  in  2001 is  primarily  attributable  to the  run off of the low  level reinsurance treaty, whereby we are ceding less commission to our reinsurer.

General,  administrative and other expenses include other underwriting  expenses of $2.7  million in 2001  compared  to $6.6  million in 2000 and  policyholders'
dividends of $.4 million in 2001 compared to $.6 million in 2000. Policyholders'
dividends, which primarily include Nevada participating policies,  represent .9%
of 2001 net earned premiums  compared to 2.2% of 2000 net earned  premiums.  The decrease of $3.9 million in other underwriting expenses in 2001 is primarily due to an  asset  impairment  charge  in  2000 of $3.0  million  as well as  expense reduction  initiatives which reduced  personnel and related expenses.  The asset impairment  charge was for the write-off of capitalized  costs on an information system  software  project  that was  canceled  because  the vendor was unable to fulfill its contractual obligations.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was 23.1% in
2001 compared to 27.0% in 2000. The  improvement in the expense ratio was due in part to higher net earned  premiums,  which provides a larger base to spread our fixed costs, a reduction in personnel expenses and lower agents' commissions and allowances.

Interest expense  decreased by $.3 million or 33.2% during the period due to the exchange  offer for the CII  Financial,  Inc.  7 1/2%  Convertible  Subordinated
Debentures  (the  "Subordinated  Debentures")  that closed on May 7, 2001.  As a result of the restructuring of the Subordinated Debentures,  all future interest payments after the closing on both the remaining Subordinated Debentures and the new 9 1/2% senior  debentures  will be reductions of the carrying  amount of the debentures and no further interest  expense will be recorded.  See Note 3 of the
Notes to Condensed Consolidated Financial Statements.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 103.9% compared to 164.8% for the second quarter of 2000.  The decrease was  primarily  due to a lower loss and LAE ratio of 55.7 percentage points in addition to a decrease in the underwriting expense ratio of
3.9 percentage points and a decrease in the policyholders' dividend ratio of 1.3 percentage points. The decrease in the loss and LAE ratio was primarily due to a decrease of $15.0 million in the amount of adverse  prior year loss  development recorded in 2001  compared to 2000,  offset by an increase in the 2001  accident year loss ratio due to the run off of the low level  reinsurance.  The reduction in the  underwriting  expense ratio was  primarily  due to the asset  impairment charge  recorded in 2000 and higher  retained  net earned  premiums  and expense reduction initiatives taken by the Company.

Provision for income taxes was recorded at $.3 million  compared to a benefit of
$6.5 million in 2000 with an effective  tax rate of 21.0%  compared to 36.0% for
2000. The decrease in the effective tax rate for 2001 is due to the reduction of previously established tax valuation allowances.

RESULTS OF  OPERATIONS,  SIX MONTHS ENDED JUNE 30, 2001,  COMPARED TO SIX MONTHS
ENDED JUNE 30, 2000.

Income before taxes increased by $17.0 million as a result of the following:

     o    $28.7 million increase in net earned premiums;

     o    $1.4  million  increase  in  investment  income,   including  realized
          gains/losses;

     o    $12.6 million increase in net loss and loss adjustment expenses;

     o    $5.3 million increase in policy acquisition costs;

     o    $4.4 million decrease in general,  administrative  and other expenses;
          and

     o    $.4 million decrease in interest expense.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  gains/losses.  Total  revenue  increased  by 50%  due  primarily  to a reduction in premiums ceded to reinsurers.  Reflected in the 2001 direct written premiums is a 25% decrease in production and a 33% composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written  premiums  decreased by 1% due primarily to a decline in our  California business  offset by growth in Nevada,  Texas and Colorado.  The reduction in the amount of premium ceded to reinsurers increased earned premium by $29.2 million.
The decrease in ceded  reinsurance  premiums was primarily due to the expiration and run-off of our low level  reinsurance  agreement on June 30, 2000 along with new lower cost  reinsurance  agreements,  all of which reduced the percentage of premiums being ceded.

The following table reflects a comparison of direct written premiums, by state:

                                                 Six months ended June 30,
                                       2001       % of total      2000      % of total
                                                   (dollars in millions)
        California                      $69.4         72.6%        $75.7         78.4%
        Colorado                          9.0          9.4           7.9          8.2
        Nevada                            9.0          9.4           5.5          5.7
        Texas                             4.9          5.1           3.5          3.6
        Other States                      3.2          3.5           3.9          4.1
                                        -----        -----         -----        -----
           Total                        $95.5        100.0%        $96.5        100.0%
                                        =====        =====         =====        =====

As shown in the preceding table, our largest premium state,  California,  had an
7.7% decrease in written premiums.  We obtained an average premium rate increase on California  renewing  policies of approximately  41% for the six months ended
June 30,  2001 and 36% for  policies  that  renewed in the second  half of 2000.
However, the production of new and renewal business is decreasing because of our higher premium rates.

The $.7 million or 9% increase in net investment income is due to an increase in the average invested asset balance as we are receiving monthly payments from our reinsurers that started at the end of 2000.

We had net realized gains of $.3 million  compared to net realized losses of $.4 million in 2000. We try to manage our investment portfolio to minimize unplanned sales of our available-for-sale investments.

Net losses and loss  adjustment  expenses,  or LAE,  increased by  approximately
$12.6 million due to the following:

     o    We booked  approximately  $18.0 million in  additional  losses and LAE related to the  increase in net earned  premiums  in 2001  compared to
          2000.

     o    In 2001, we recorded $5.8 million of net adverse loss  development for prior accident years,  primarily 1996 to 1998, compared to net adverse loss  development  of $20.7  million  recorded in 2000,  primarily for accident years 1996 to 1999. The net adverse development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately  $9.5 million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred loss and LAE.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase,  net of paid recoveries,  in the amount of reinsurance  recoverable of
$10.6 million in 2001 and $59.1 million in 2000.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.

As a  percentage  of net  earned  premiums,  the loss and LAE  ratio  was  81.5%
compared to 101.9% for 2000.  The  decrease is  primarily  due to the prior year development booked in 2000 offset by the expiration of the low level reinsurance agreement for policies effective after June 30, 2000.

Policy  acquisition  costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $5.3 million  in  2001 is  primarily  attributable  to the  run off of the low  level reinsurance treaty, whereby we are ceding less commission to our reinsurer.

General,  administrative and other expenses include other underwriting  expenses of $5.7  million in 2001  compared to $10.3  million in 2000 and  policyholders'
dividends   of  $1.1   million  in  2001   compared  to  $.9  million  in  2000.
Policyholders' dividends, which primarily include Nevada participating policies, represent 1.3% of 2001 net earned  premiums  compared to 1.7% of 2000 net earned premiums. The decrease of $4.6 million in other underwriting expenses in 2001 is primarily due to an asset  impairment  charge of $3.0 million in 2000 as well as expense reduction initiatives, which reduced personnel and related expenses. The asset  impairment  charge  was for the  write-off  of  capitalized  costs  on an information  system  software  project that was canceled  because the vendor was unable to fulfill its contractual obligations.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was 23.5% in
2001 compared to 29.3% in 2000. The  improvement in the expense ratio was due in part to higher net earned  premiums,  which provides a larger base to spread our fixed costs, a reduction in personnel expenses and lower agents' commissions and allowances.

Interest expense  decreased by $.3 million or 19.4% during the period due to the exchange offer for the Subordinated  Debentures that closed on May 7, 2001. As a result of the restructuring of the Subordinated Debentures,  all future interest payments on both the remaining Subordinated Debentures and the new 9 1/2% senior debentures  after the closing will be reductions  of the carrying  amount of the debentures and no further interest  expense will be recorded.  See Note 3 of the
Notes to Condensed Consolidated Financial Statements.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our  combined  ratio was  106.3%  compared  to 132.9% for the first six months of 2000.  The decrease was primarily due to a lower loss and LAE ratio of
20.4 percentage  points as well as a decrease in the underwriting  expense ratio of 5.8 percentage points and a decrease in the policyholders'  dividend ratio of
 .4 percentage  points.  The decrease in the loss and LAE ratio was primarily due to $20.7  million  in  adverse  prior  year loss  development  recorded  in 2001 compared to 2000, offset by an increase in the 2001 accident year loss ratio due to the run off of the low level  reinsurance.  The reduction in the underwriting expense ratio was primarily due to the asset impairment  charge recorded in 2000 and higher retained net earned premiums and expense reduction  initiatives taken by the Company.

Provision for income taxes was recorded at $.6 million  compared to a benefit of
$5.4 million in 2000 with an effective  tax rate of 32.4%  compared to 35.1% for
2000. The decrease in the effective tax rate for 2001 is due to the reduction of previously established tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

Debentures

In  September  1991,  CII  Financial  issued  7  1/2%  convertible  subordinated debentures (the "Subordinated  Debenture") of which $47,059,000 were outstanding at March  31,  2001.  The  Subordinated  Debentures  were  neither  assumed  nor guaranteed by Sierra and were  subordinated  to Sierra's  credit  facility debt.
Interest on the  Subordinated  Debentures is due  semi-annually  on March 15 and
September 15, and they mature  September  15, 2001.  Each $1,000 in principal is convertible  into 25.382 shares of common stock of Sierra at a conversion  price of $39.398 per share.

CII Financial  anticipated that it would not have readily  available  sources of cash to pay the  Subordinated  Debentures  when they were scheduled to mature in
September  2001 and initiated a proposed  exchange  offer in December  2000. CII
Financial  offered to exchange new debentures  and/or cash for the  Subordinated
Debentures.  To facilitate the exchange,  CII Financial  received loans of $17.0 million from Sierra and California  Indemnity  Insurance Company, a wholly owned subsidiary of CII  Financial,  was able to obtain  approval from the  California
Department of Insurance to pay an extraordinary  dividend of $5.0 million to CII
Financial.  On May 7, 2001,  CII  Financial  closed its exchange  offer on $42.1 million of its  outstanding  Subordinated  Debentures.  CII Financial  purchased
$27.1 million in principal  amount of Subordinated  Debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2% senior debentures,  due September
15,  2004,  in  exchange  for $15.0  million  in  Subordinated  Debentures.  The transaction  resulted in an  extraordinary  gain of $712,000 and a corresponding tax  provision  of $249,000.  See Note 3 of the Notes to Condensed  Consolidated
Financial  Statements  for an  explanation  of the  accounting  treatment of the transaction.  CII Financial  has $5.0 million in  Subordinated  Debentures  that remain outstanding and is exploring alternatives to address the maturity of this debt that is due September 15, 2001.

The new 9 1/2% senior  debentures pay interest,  which is due  semi-annually  on
March 15 and September 15 of each year,  commencing  on September 15, 2001.  The new 9 1/2% senior  debentures rank senior to outstanding  notes payable from CII
Financial to Sierra, the remaining  Subordinated  Debentures and CII Financial's guarantee  of  Sierra's  revolving  credit  facility.  The  new  9  1/2%  senior debentures may be redeemed by CII Financial at any time at premiums  starting at
110% and declining to 100% for redemptions  after April 1, 2004. In the event of a change in control of CII  Financial,  the  holders of these new 9 1/2%  senior debentures may require that CII Financial repurchase them at the then applicable redemption  price,  plus accrued and unpaid interest.  CII Financial  expects to service the new 9 1/2% senior debentures from future cash flows,  primarily from dividends  that will be paid by its  insurance  subsidiaries  from their  future earnings.

Other

Our insurance  subsidiaries require liquidity to pay policy claims and benefits, for operating  expenses,  income taxes and to purchase  fixed assets to maintain and enhance their operations.  The source of our insurance  subsidiaries'  funds come  from the  premiums  they  collect,  the  investment  income  they earn and receipts from their reinsurers.  The liquidity requirements of our non-insurance operations,  which are  essentially  the holding  company,  CII  Financial,  are substantially  all  related  to  the  servicing  of  interest  payments  on  the debentures and the payment of the debentures at maturity.

Our insurance  subsidiaries are required to maintain sufficient liquid assets to pay claims and other  policy  obligations.  Workers'  compensation  insurance is referred  to as a  "long-tail"  business  because  of the  length  of time  that typically occurs between when the premium is collected and when a claim is fully paid and settled due to life-time benefits that could be provided to a claimant.
The excess of premiums  collected  over claims and  expenses  paid are  invested until needed. State regulations dictate the kinds of investments we can have and we try to match the maturity of our investments with expected future cash needs.

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment in California  Indemnity  Insurance Company.  Of the $25.9 million in cash and cash equivalents held at June 30, 2001, $25.0 million is designated for use only by the regulated insurance companies. CII Financial has limited sources of cash and is  dependent  upon  dividends  paid by  California  Indemnity.  The payment of stockholders'  dividends by California  Indemnity is regulated by the
California  Insurance  Code and, at a minimum,  requires a 10 business day prior notice to the California Department of Insurance.  If a payment of a dividend or distribution  whose fair market value,  together with that of other dividends or distributions  made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus or its net income for the preceding  year end, then  the  insurance  commissioner  has up to 30  days  to  disapprove  it.  The
California  Department  of  Insurance  will not allow a payment of a dividend or distribution  if  it  will  cause  an  insurer's  policyholders'  surplus  to be unreasonable  in relation to the insurer's  liabilities  and the adequacy of the
insurer's  financial  needs.  In  making  this  determination,   the  California
Department  of  Insurance  considers  a variety  of factors  including,  but not
limited  to,  the  size  of  the  insurer,   the  amount,  type  and  geographic
concentration of insurance it writes,  the quality of its assets and reinsurance programs, and operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2000,  California  Indemnity,  which is our only direct  insurance  subsidiary,  had  unassigned  funds of $174,000 from which it could pay a dividend  without prior  approval.  As noted above, to make the  exchange  offer for the  outstanding  Subordinated  Debentures,  California
Indemnity received approval from the California Department of Insurance and paid an  extraordinary  dividend to CII  Financial of $5.0 million in early May 2001.
The payment of any future dividend by California Indemnity in calendar year 2001 will require prior approval by the California Department of Insurance.

Under the terms of Sierra's revolving credit facility,  capital contributions by
Sierra  to us that are used to repay the  Subordinated  Debentures  may  require
Sierra to reduce  permanently an equal amount of the outstanding  balance of its credit facility commitment.

Cash Flows

We had positive  cash flows from  operating  activities  of $7.2 million in 2001 compared to negative cash flows of $9.9 million for 2000. Our positive cash flow in 2001 was largely due to the run-off of the low level  reinsurance  agreement.
Ceded paid losses now exceed ceded premiums under the contract and result in net cash received from the reinsurer.  In addition,  the growth in premium  revenues has resulted in an increase in loss and LAE  reserves and in unearned  premiums.
Our  negative  cash  flow  for 2000  was  primarily  due to the net loss for the period.

Our net cash used in  investing  activities  was $5.5  million  compared to cash provided by investing  activities  of $7.5 million for 2000.  The primary use of cash  for  investing  activities  in 2001  was a loan to  Sierra  by  California
Indemnity of $7.5 million in conjunction with the debenture  exchange offer. Due to the negative  cash flows from  operations  during  2000,  we sold some of our investments which resulted in positive cash from investments of $8.1 million.

We used $4.5 million in cash for  financing  activities in 2001 compared to $4.8 million in 2000. The debenture  exchange offer used $21.5 million in cash, which was offset by loans from  Sierra of $17.0  million.  During  2000,  we used $2.2 million to repurchase outstanding debentures and paid a dividend of $2.6 million to Sierra.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unrealized  holding losses on available for sale  investments  have increased by
$1,228,000  since  December  31, 2000 due  primarily to a decrease in the market value of bonds. We believe that changes in market  interest rates,  resulting in unrealized holding gains or losses,  should not have a material impact on future earnings  or cash  flows as it is  unlikely  that we  would  need or  choose  to substantially liquidate our investment portfolio.

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

Date:  August 14, 2001              /S/ JOHN F. OKITA
                                    JOHN F. OKITA
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)