Form 10-Q
period 2001-09-30
CII FINANCIAL INC
filed 2001-11-14
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

   As of November 13, 2001, there were 100 shares of common stock outstanding.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 2001 and December 31, 2000.................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 2001 and 2000..................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 2001 and 2000............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   18

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   September 30              December 31
                                                                                       2001                     2000
                                                                                   (Unaudited)
ASSETS
   Invested assets:
       Debt securities, available-for-sale, at fair value..................           $193,995                 $177,671
       Debt securities, held-to-maturity, at amortized cost ...............             13,597                   21,258
       Preferred stocks, at fair value.....................................              2,784                    5,130
       Mortgage loans on non-affiliated real estate........................             11,743                   12,362
                                                                                      --------                 --------
   Total invested assets...................................................            222,119                  216,421
                                                                                      --------                 --------

   Cash and cash equivalents...............................................             28,240                   28,666
   Reinsurance recoverable................................................             255,803                  247,205
   Premiums receivable (net of allowances of $1,520 and $1,449)...........              11,097                   11,785
   Note receivable affiliate (Note 8).....................................               7,500
   Deferred income taxes..................................................              10,194                   16,251
   Property and equipment, net............................................               3,705                    4,126
   Other assets...........................................................              11,138                    9,148
                                                                                      --------                 --------
TOTAL ASSETS..............................................................            $549,796                 $533,602
                                                                                      ========                 ========

LIABILITIES
   Reserve for loss and loss adjustment expenses..........................            $410,609                 $374,554
   Unearned premiums......................................................              16,026                   13,493
   Ceded reinsurance premiums payable.....................................                  14                   11,073
   Debentures (Note 3)....................................................              19,187                   47,059
   Notes payable affiliate (Note 8).......................................              17,000
   Accounts payable and other accrued expenses............................              19,037                   24,071
                                                                                      --------                 --------
TOTAL LIABILITIES.........................................................             481,873                  470,250
                                                                                      --------                 --------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDER'S EQUITY
   Common stock, no par value, 1,000 shares
   authorized; 100 shares issued and outstanding...........................              3,604                    3,604
   Additional paid-in capital..............................................             64,450                   64,450
   Accumulated other comprehensive loss:
      Unrealized holding loss on available-for-sale investments ...........             (1,868)                  (4,535)
   Retained Earnings (accumulated deficit).................................              1,737                     (167)
                                                                                      --------                 --------
TOTAL STOCKHOLDER'S EQUITY.................................................             67,923                   63,352
                                                                                      --------                 --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................           $549,796                 $533,602
                                                                                      ========                 ========

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (Unaudited)

                                                                    Three Months Ended                        Nine Months Ended
                                                                       September 30                             September 30
                                                                 2001                2000                   2001             2000

REVENUES
  Direct written premiums...............................        $ 47,573            $ 56,570               $143,042       $ 153,034
  Changes in direct unearned premiums...................             464                 566                 (2,532)         (2,906)
                                                                --------            --------               --------       ---------

  Direct earned premiums................................          48,037              57,136                140,510         150,128
  Less:  premiums ceded.................................           1,119              18,872                 12,218          59,177
                                                                --------            --------               --------       ---------

  Net earned premiums...................................          46,918              38,264                128,292          90,951
  Net investment income.................................           3,653               3,887                 11,664          11,217
  Net realized investment (losses) gains................             (97)                (71)                   235            (460)
                                                                --------            --------               --------       ---------

Total revenues..........................................          50,474              42,080                140,191         101,708
                                                                --------            --------               --------       ---------

COSTS AND EXPENSES
  Direct loss and loss adjustment expenses..............          58,718              72,196                172,592         207,323
  Reinsurance recoveries................................         (20,658)            (41,893)               (68,241)       (123,303)
                                                                --------            --------               --------       ---------

  Net loss and loss adjustment expenses.................          38,060              30,303                104,351          84,020
  Policy acquisition costs..............................           8,031               6,083                 21,440          14,174
  General, administrative and other.....................           3,426               3,560                 10,237          14,804
  Interest expense......................................             412                 875                  1,897           2,717
                                                                --------            --------               --------       ---------

Total costs and expenses................................          49,929              40,821                137,925         115,715
                                                                --------            --------               --------       ---------

INCOME (LOSS) BEFORE FEDERAL
INCOME TAX EXPENSE
AND EXTRAORDINARY GAIN..................................             545               1,259                  2,266         (14,007)

Federal income tax expense (benefit)....................             204                 448                    761          (4,902)
                                                                --------            --------               --------       ---------

INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN...................................             341                 811                  1,505          (9,105)

Extraordinary (loss) gain from debt extinguishment
(net of income tax of $(34), $51, $214 and $353)........             (64)                 93                    399             654
                                                                --------            --------               --------       ---------

NET INCOME (LOSS).......................................        $    277            $    904               $  1,904       $  (8,451)
                                                                ========            ========               ========       =========

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                      Nine Months Ended September 30
                                                                                           2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................        $ 1,904          $ (8,451)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Extraordinary gain..........................................................          (613)            (1,007)
    Depreciation and amortization...............................................           892              1,197
    Provision for asset impairment..............................................                            3,000
  Change in assets and liabilities:
    Reinsurance recoverable.....................................................         (8,598)          (79,732)
    Reserve for loss and loss adjustment expense................................         36,055            97,508
    Ceded reinsurance premiums payable..........................................        (11,059)           (1,897)
    Change in other assets and liabilities......................................            216           (12,871)
                                                                                        -------          --------
           Net cash provided by (used in) operating activities..................         18,797            (2,253)
                                                                                        -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.....................................................           (504)             (820)
  Changes in investments .......................................................         (1,057)           10,717
  Note receivable affiliate.....................................................         (7,500)
                                                                                        -------          --------
           Net cash (used in) provided by investing activities..................         (9,061)            9,897
                                                                                        -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend to Sierra............................................................                           (2,637)
  Payments on debentures........................................................        (27,162)           (2,432)
  Notes payable affiliate.......................................................         17,000
                                                                                        -------          --------
           Net cash used in financing activities................................        (10,162)           (5,069)
                                                                                        -------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................           (426)            2,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................         28,666            16,833
                                                                                        -------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................        $28,240          $ 19,408
                                                                                        =======          ========

                                                                                      Nine Months Ended September 30
                                                                                           2001             2000

Supplemental Condensed Consolidated Disclosures of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)..............      $   2,890        $  3,713

Non-cash Investing and Financing Activities:
     Debentures exchanged.........................................................         19,692

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
     Company of Texas. The accompanying  unaudited financial  statements include the  consolidated  accounts  of  the  Company.  All  material  intercompany balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting principles generally accepted in the
     United States of America as used in preparing the Company's  annual audited consolidated financial statements but do not contain all of the information and  disclosures  that  would be  required  in a  complete  set of  audited financial statements.  They should,  therefore, be read in conjunction with the Company's audited  consolidated  financial statements and related notes thereto as of and for the years ended  December  31, 2000 and 1999.  In the opinion of management,  the accompanying  unaudited condensed  consolidated financial  statements  reflect all  adjustments,  consisting only of normal recurring  adjustments,  necessary for a fair presentation of the financial results for the interim periods presented.

2. Comprehensive Income

     The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30                    September 30
           (In thousands)                                     2001          2000              2001              2000

           Net Income (Loss)...........................      $  277         $  904           $1,904           $(8,451)
           Change in Accumulated Other
             Comprehensive Income, Net.................       3,895            847            2,667             3,549
                                                             ------         ------           ------           -------

           Comprehensive Income (Loss).................      $4,172         $1,751           $4,571           $(4,902)
                                                             ======         ======           ======           =======

3.   Debentures

     In September  1991, CII Financial  issued 7 1/2%  Convertible  Subordinated
     Debentures  (the  "Subordinated  Debentures")  of  which  $47,059,000  were outstanding at March 31, 2001. Interest on the Subordinated  Debentures was
     due  semi-annually on March 15 and September 15, and they matured September
     15, 2001.  Each $1,000 in principal was  convertible  into 25.382 shares of common stock of Sierra at a conversion  price of $39.398 per share.  During the first nine months of 2000,  the Company  repurchased  $3,439,000 of the
     Subordinated  Debentures in the open market  resulting in an  extraordinary gain of $1,007,000 and a corresponding tax provision of $353,000.

     In  December  2000,  CII  Financial  commenced  an  offer to  exchange  the
     Subordinated  Debentures for cash and/or new debentures.  To facilitate the exchange,  CII Financial  borrowed $17.0 million from Sierra and California
     Indemnity obtained the necessary approval from the California Department of
     Insurance  to pay a dividend of $5.0  million to CII  Financial.  On May 7,
     2001,  CII  Financial  closed its  exchange  offer on $42.1  million of its outstanding Subordinated Debentures.  CII Financial purchased $27.1 million in principal  amount of  Subordinated  Debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2% senior debentures, due September 15,
     2004, in exchange for $15.0 million in Subordinated Debentures.

     In  September  2001,   California  Indemnity  received  approval  from  the
     California  Department  of  Insurance  to pay an  additional  $5.0  million dividend to CII Financial,  which used the funds to fully pay the remaining
     $5.0 million in Subordinated Debentures at maturity.

     The exchange offer contained concessions by the holders of the Subordinated
     Debentures, including extending the maturity and accepting an interest rate that may have been lower than what CII  Financial  could have obtained from other lenders. In accordance with accounting  principles generally accepted in the United  States of  America,  the  exchange  of the new 9 1/2% senior debentures for the  Subordinated  Debentures was treated as a restructuring of debt.  Additionally,  the  Subordinated  Debentures  are  considered  to represent  one  payable,  even  though  there are many  debenture  holders.
     Although  some  of  the  debenture   holders   exchanged  the  Subordinated
     Debentures for cash,  some exchanged them for new 9 1/2% senior  debentures and others a combination  of the two, this does not change the substance of the transaction for CII Financial; accordingly, the exchange was considered to be a single transaction.

     In the transaction,  total future cash payments (interest and principal) on the remaining Subordinated  Debentures and the new 9 1/2% senior debentures are less than the balance of the Subordinated Debentures at the time of the exchange less the cash consideration given in the exchange.  Accordingly, a gain on  restructuring  was  recognized for the difference and the carrying amount  of the  remaining  Subordinated  Debentures  and new 9 1/2%  senior debentures  is the total  future  cash  payments on the  debentures.  Costs incurred in  connection  with the exchange  were used to offset the gain on restructuring.  All future  cash  payments  related to the  debentures  are reductions  of the carrying  amount of the  debentures  therefore no future interest  expense will be recognized for the  debentures.  The  transaction resulted in an  extraordinary  gain of  $613,000  and a  corresponding  tax provision of $214,000.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and  September 15 of each year,  commencing  on  September  15,
     2001. The new 9 1/2% senior  debentures  rank senior to  outstanding  notes payable  from CII  Financial  to Sierra and CII  Financial's  guarantee  of
     Sierra's  revolving  credit  facility.  (See  Note  8  of  these  financial statements)  The  new 9  1/2%  senior  debentures  may be  redeemed  by CII
     Financial  at any time at premiums  starting at 110% and  declining to 100%
     for redemptions after April 1, 2004. In the event of a change in control of
     CII  Financial,  the  holders  of these new 9 1/2%  senior  debentures  may
     require  that  CII  Financial   repurchase  them  at  the  then  applicable
     redemption price, plus accrued and unpaid interest.

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

6.   Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
     No. 142  "Goodwill and Other  Intangible  Assets"  ("SFAS  142"),  which is effective  January 1, 2002.  SFAS 142  requires,  among other  things,  the discontinuance  of goodwill  amortization.  In addition,  the pronouncement includes provisions for the reclassification of certain existing recognized intangibles such as goodwill,  reassessment of the useful lives of existing recognized  intangibles,  reclassification  of certain  intangibles  out of previously  reported goodwill and the identification of reporting units for purposes of assessing  potential future  impairments of goodwill.  SFAS 142 also requires companies to complete a transitional goodwill impairment test six  months  from  the  date of  adoption.  The  Company  does not have any goodwill or other  significant  intangible  assets and believes  that there will not be any material impact from SFAS 142 on its financial position and results of operations.

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
     Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets"  ("SFAS  144"),  which is effective  January 1, 2002.  SFAS No. 144 requires that long-lived assets that are to be sold within one year must be separately  identified  and carried at the lower of carrying  value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year,  such as some  foreclosed  real  estate,  must be written down to the lower  of  current  fair  value or fair  value  at the date of  foreclosure adjusted to reflect  depreciation  since  acquisition.  The Company has not determined the effect of implementing this standard.

7.   Commitments and Contingencies

     The Company's  insurance  subsidiaries are required to participate in state guaranty associations in all states in which they do business. The guaranty
     associations   assess  solvent  insurance   companies  to  fund  claims  of
     policyholders of insolvent insurance  companies.  Assessments are typically based on a percentage of direct premiums  written on a specific  line(s) of insurance in the calendar year previous to the assessment. The associations can assess 1% to 2% of direct premiums written, net of return premium ("net
     direct  written  premiums").   In  California  and  certain  other  states,
     insurance  companies  are  allowed  to recoup  the  assessments  from their policyholders,  while other states allow an offset against premium taxes or a combination of both.

     In California,  there were no guaranty  association  assessments imposed on companies writing solely workers'  compensation  insurance between 1990 and
     1999. In October 2000,  the Company  received a notice from the  California
     Insurance  Guarantee  Association of an assessment of $1.2 million of which one-half was paid prior to December 31, 2000 and the  remainder was paid in
     June 2001.  This assessment is being recouped by a 1% surcharge on workers'
     compensation  insurance  policies with effective dates on and after January
     1, 2001. The  assessment was based on 1% of net direct written  premiums in
     1999 and will be subsequently trued-up based on net direct written premiums in 2000.  Legislation  was enacted in  September  2001 in  California  that raised the assessment to 2% of net direct  written  premiums for a one-year period.  In October  2001,  the Company  received and paid an assessment of
     $3.1  million.  This  assessment  will be  recouped  by a 2%  surcharge  on workers' compensation  insurance policies with effective dates on and after
     January  1, 2002.  The  assessment  was based on 2% of net  direct  written premiums  in 2000 and will be  subsequently  trued-up  based on net  direct written  premiums  in 2001.  Due to the  current  ability to  substantially recoup  assessments or reduce  premium taxes,  the Company does not believe that guaranty association  assessments will materially affect its financial condition or results of operations.

8.   Note Receivable and Notes Payable to Affiliate

     In connection with the exchange offer for the Subordinated  Debentures (see
     Note 3 of these  financial  statements),  California  Indemnity lent Sierra
     $7.5 million.  The loan bears interest at 8.5%, which is due  semi-annually on March 31 and September 30 of each year,  commencing  September 30, 2001.
     All  outstanding  principal  and accrued  interest is due on September  30,
     2004.  The loan is secured by the  common  stock of Sierra  Health and Life
     Insurance  Company ("SHL"),  a wholly owned subsidiary of Sierra,  equal to
     120% of the principal  amount  outstanding.  At September 30, 2001, SHL had total equity,  on a statutory  accounting  basis,  of  approximately  $13.9 million.  As an additional part of the exchange offer  transaction,  Sierra lent CII Financial  $15.0 million as well as an additional  $2.0 million to enable  CII  Financial  to pay the  accrued  interest  on the  Subordinated
     Debentures due on March 15, 2001 and other operating expenses.  Each of the loans are demand  notes  payable and bear  interest  at 9.5%,  which is due semi-annually  on  March  15 and  September  15 of  each  year,  commencing
     September  15, 2001.  The notes are  subordinated  to the new 9 1/2% senior debentures and CII Financial's guaranty of Sierra's credit facility.

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

RESULTS OF OPERATIONS,  THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2000.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  gains/losses.  Total  revenue  increased  by 20%  due  primarily  to a reduction in premiums ceded to reinsurers.  Reflected in the 2001 direct written premiums is a 31% decrease in production and a 27% composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums decreased by 15.9% due primarily to a decline in our California business.  Offsetting  this was a  reduction  in the amount of premium  ceded to reinsurers,  which  increased  earned premium by $17.8 million.  The decrease in ceded  reinsurance  premiums was primarily due to the  expiration and run-off of our low  level  reinsurance  agreement  on June 30,  2000  along  with new lower retention  reinsurance  agreements,  all of  which  reduced  the  percentage  of premiums being ceded.

The following table reflects a comparison of direct written premiums, by state:

                                              Three months ended September 30
                                       2001       % of total      2000      % of total
                                                   (dollars in millions)
        California                      $34.7         72.8%        $42.1         74.4%
        Nevada                            4.5          9.5           4.5          8.0
        Colorado                          4.5          9.5           5.8         10.2
        Texas                             2.3          4.8           2.1          3.7
        Other States                      1.6          3.4           2.1          3.7
                                        -----        -----         -----        -----
           Total                        $47.6        100.0%        $56.6        100.0%
                                        =====        =====         =====        =====

As shown in the preceding  table, our largest premium state,  California,  had a
17.6%  decrease  in direct  written  premiums.  However,  we obtained an average premium rate increase on California  renewing  policies of approximately 33% for the quarter  ended  September  30,  2001.  Premiums in force are an indicator of future written premium trends.  Inforce  premiums are the total estimated annual premiums of all  policies in force at a point in time.  Total  inforce  premiums have  decreased  by 12.7% to $165.6  million  compared  to last  year.  This has resulted in a decrease in direct  written  premiums,  especially in  California, which we believe is due  largely to  business  lost as a result of premium  rate increases we have been attempting to receive.  The number of inforce policies at
September 30, 2001 has also dropped by 25.2% compared to last year.

The  $300,000  or  6.8%  decrease  in net  investment  income  is  due to  lower investment yields offset by an increase in the average invested asset balance.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

We had net  realized  losses of $100,000  in both the third  quarter of 2001 and
2000. We try to manage our investment  portfolio to minimize  unplanned sales of our available-for-sale investments.

Net loss and loss adjustment  expenses,  or LAE, increased by approximately $7.8 million due to the following:

     o    We recorded  approximately  $7.0  million in  additional  loss and LAE related to the  increase in net earned  premiums  in 2001  compared to
          2000.

     o    In the third  quarter of 2001, we recorded $1.5 million of net adverse loss  development  for prior  accident  years compared to net positive development  of $500,000  in the third  quarter of 2000  recorded  for prior accident years. The net adverse development recorded in 2001 was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    In the third  quarter of 2000,  we recorded an accident  year loss and
          LAE ratio of 80.5%. We have reduced the comparative 2001 accident year loss and LAE ratio to 77.9%,  resulting  in a decrease to our net loss and LAE  totaling  $1.2  million.  The  reduction in the loss ratio is primarily due to the composite premium rate increases  obtained on new and renewal business.

The net adverse loss  development  on prior  accident years included those years that were  covered by our low level  reinsurance  agreement.  This results in an increase in the reinsurance recoverable balance which is then reduced by amounts collectable  from  reinsurers  for  paid  losses.  Net  reinsurance  recoverable decreased  by $2.0 million in the third  quarter of 2001 and  increased by $14.7 million in the third quarter of 2000.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000 and less than  $500,000.  This  agreement  covered claims with dates of injury between July 1, 2000 and June 30, 2001. We already had an existing excess of loss  reinsurance  agreement that covered 100% of the losses above  $500,000.
The latter reinsurance  agreement is a fixed rate multi-year  contract that will expire December 31, 2002. The termination of the low level agreement will result in our keeping more retained  losses and LAE.  However,  our California  premium rates have been  increasing,  which we believe will largely mitigate the loss of this favorable reinsurance protection.

As a  percentage  of net  earned  premiums,  the loss and LAE  ratio  was  81.1%
compared  to 79.2% for 2000.  The  increase is  primarily  due to the prior year development booked in 2001.

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

General,  administrative and other expenses include other underwriting  expenses of $3.2  million in the third  quarter of 2001  compared to $2.8  million in the third quarter of 2000 and policyholders'  dividends of $300,000 in 2001 compared to $800,000 in 2000.  Policyholders'  dividends,  which primarily are payable on
Nevada  participating  policies,  represent  .6% of  2001  net  earned  premiums compared to 2.0% in 2000.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other  underwriting  expenses  as a  percentage  of  net  earned  premiums,  was relatively flat at 23.8% compared to 23.2% in 2000.

Interest  expense  decreased  by $500,000 or 52.9%  during the period due to the exchange  offer for the CII  Financial,  Inc.  7 1/2%  Convertible  Subordinated
Debentures  (the  "Subordinated  Debentures")  that closed on May 7, 2001.  As a result of the restructuring of the Subordinated Debentures,  all future interest payments after the closing on both the remaining Subordinated Debentures and the new 9 1/2%  senior  debentures  are  reductions  of the  carrying  amount of the debentures and no further interest expense is recorded.  See Note 3 of the Notes to Condensed Consolidated Financial Statements. The interest expense recorded in the third  quarter  of 2001 is all  related to a note  payable to Sierra  Health
Services,  Inc.  See Note 8 of the  Notes to  Condensed  Consolidated  Financial
Statements.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 105.5%  compared to 104.4% in 2000. The increase was  primarily  due to a higher loss and LAE ratio of 1.9  percentage  points in addition to an  increase  in the  underwriting  expense  ratio of .6  percentage points,  offset  by a  decrease  in the  policyholders'  dividend  ratio  of 1.4 percentage  points.  The increase in the loss and LAE ratio was primarily due to an increase of $2.0 million in the amount of adverse prior year loss development recorded  in 2001  compared to 2000,  offset by a decrease in the 2001  accident year loss ratio due to continued price strengthening.

Provision for income taxes was recorded at $200,000 for the quarter  compared to
$400,000 in 2000 with an effective tax rate of 37.4% compared to 35.6% for 2000.
The change in the effective  tax rate is due to a  combination  of tax preferred investments and changes in the valuation allowance.

RESULTS OF OPERATIONS,  NINE MONTHS ENDED  SEPTEMBER 30, 2001,  COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2000.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  gains/losses.  Total  revenue  increased  by 38%  due  primarily  to a reduction in premiums ceded to reinsurers.  Reflected in the 2001 direct written premiums is a 29% decrease in production and a 32% composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums  decreased by 6.5% due primarily to a decline in our California business  offset by growth in Nevada,  Texas and Colorado.  The reduction in the amount of premium ceded to reinsurers increased earned premium by $47.0 million.
The decrease in ceded  reinsurance  premiums was primarily due to the expiration and run-off of our low level  reinsurance  agreement on June 30, 2000 along with new lower retention reinsurance agreements,  all of which reduced the percentage of premiums being ceded.

The following table reflects a comparison of direct written premiums, by state:

                                              Nine months ended September 30
                                       2001       % of total      2000      % of total
                                                   (dollars in millions)
        California                     $104.0          72.7%      $117.6         76.9%
        Nevada                           13.5           9.4         11.3          7.4
        Colorado                         13.4           9.4         12.4          8.1
        Texas                             7.2           5.0          5.6          3.7
        Other States                      4.9           3.5          6.1          3.9
                                       ------         -----       ------        -----
           Total                       $143.0         100.0%      $153.0        100.0%
                                       ======         =====       ======        =====

As shown in the preceding table, our largest premium state,  California,  had an
11.6% decrease in direct written  premiums.  We obtained an average premium rate increase  on  California  renewing  policies of  approximately  40% for the nine months ended  September  30, 2001 and 23% for policies that renewed in the first nine months of 2000.  However,  the  production  of new and renewal  business is decreasing because of the higher premium rates we are attempting to achieve.

The $1.1  million  or  10.6%  increase  in net  investment  income  is due to an increase  in the  average  invested  asset  balance  offset by lower  investment yields.

We had net  realized  gains of  $200,000  compared  to net  realized  losses  of
$500,000  in  2000.  We try to  manage  our  investment  portfolio  to  minimize unplanned sales of our available-for-sale investments.

Net loss and loss adjustment expenses,  or LAE, increased by approximately $20.3 million due to the following:

     o    We recorded  approximately  $26.2 million in  additional  loss and LAE related to the  increase in net earned  premiums  in 2001  compared to
          2000.

     o    In 2001, we recorded $7.3 million of net adverse loss  development for prior accident years,  primarily 1996 to 1998, compared to net adverse loss  development  of $20.2  million  recorded in 2000,  primarily for accident years 1996 to 1999. The net adverse development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately  $7.0 million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred loss and LAE.

The net adverse loss  development  on prior  accident years included those years that were  covered by our low level  reinsurance  agreement.  This results in an increase in the reinsurance recoverable balance which is then reduced by amounts collectable  from  reinsurers.  Net  reinsurance  recoverable  increased by $8.6 million in 2001 and $73.7 million in 2000.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000 and less than  $500,000.  This  agreement  covered claims with dates of injury between July 1, 2000 and June 30, 2001. We already had an existing excess of loss  reinsurance  agreement that covered 100% of the losses above  $500,000.
The latter reinsurance  agreement is a fixed rate multi-year  contract that will expire December 31, 2002. The termination of the low level agreement will result in our keeping more retained  losses and LAE.  However,  our California  premium rates have been  increasing,  which we believe will largely mitigate the loss of this favorable reinsurance protection.

As a  percentage  of net  earned  premiums,  the loss and LAE  ratio  was  81.3%
compared  to 92.4% for 2000.  The  decrease is  primarily  due to the prior year development  booked  in  2000,  offset  by  the  expiration  of  the  low  level reinsurance agreement for policies effective after June 30, 2000.

Policy  acquisition  costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $7.3 million  in  2001 is  primarily  attributable  to the  run off of the low  level reinsurance treaty, whereby we are ceding less commission to our reinsurer.

General,  administrative and other expenses include other underwriting  expenses of $8.8 million compared to $10.1 million in 2000 and  policyholders'  dividends of $1.4 million  compared to $1.7 million in 2000.  In addition,  we recorded an asset impairment charge of $3.0 million in 2000 for the write-off of capitalized costs on an information  system software  project that was canceled  because the vendor  was  unable  to  fulfill  its  contractual  obligations.  Policyholders'
dividends,  which  primarily  are  payable  on  Nevada  participating  policies, represent 1.1% of 2001 net earned  premiums  compared to 1.8% of 2000 net earned premiums.  The  decrease of $1.6  million in general,  administrative  and other expenses  in 2001 is  primarily  due to  expense  reduction  initiatives,  which reduced personnel and related expenses.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other  underwriting  expenses as a percentage of net earned premiums,  was 23.6%
compared to 26.7% in 2000. The  improvement in the expense ratio was due in part to higher net earned premiums,  which provides a larger base to spread our fixed costs,  a reduction in  personnel  expenses and lower  agents'  commissions  and allowances.

Interest expense  decreased by $.8 million or 30.2% during the period due to the exchange offer for the Subordinated  Debentures that closed on May 7, 2001. As a result of the restructuring of the Subordinated Debentures,  all future interest payments made after the closing of the offer on both the remaining  Subordinated
Debentures  and the new 9 1/2% senior  debentures are reductions of the carrying amount of the debentures and no further interest  expense will be recorded.  See
Note 3 of the Notes to Condensed Consolidated Financial Statements.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our  combined  ratio was 106.0%  compared  to 120.9% for the first nine months of 2000.  The decrease was primarily due to a lower loss and LAE ratio of
11.1 percentage  points as well as a decrease in the underwriting  expense ratio of 3.1 percentage points and a decrease in the policyholders'  dividend ratio of
 .7 percentage  points.  The decrease in the loss and LAE ratio was primarily due to $7.3 million in adverse prior year loss development recorded in 2001 compared to $20.2  million  recorded in 2000,  offset by an increase in the 2001 accident year loss ratio due to the run off of the low level  reinsurance.  The reduction in the  underwriting  expense ratio was  primarily  due to the asset  impairment charge  recorded in 2000 and higher  retained  net earned  premiums  and expense reduction initiatives taken by the Company.

Provision  for income  taxes was  recorded at $800,000  compared to a benefit of
$4.9 million in 2000 with an effective  tax rate of 33.6%  compared to 35.0% for
2000.  The  change  in the  effective  tax rate is due to a  combination  of tax preferred investments and changes in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Debentures

In  September  1991,  CII  Financial  issued  7  1/2%  Convertible  Subordinated
Debentures (the "Subordinated Debentures") of which $47,059,000 were outstanding at March  31,  2001.  The  Subordinated  Debentures  were  neither  assumed  nor guaranteed by Sierra and were  subordinated  to Sierra's  credit  facility debt.
Interest on the  Subordinated  Debentures was due  semi-annually on March 15 and
September 15, and they matured  September 15, 2001. Each $1,000 in principal was convertible  into 25.382 shares of common stock of Sierra at a conversion  price of $39.398 per share.

CII Financial  anticipated that it would not have readily  available  sources of cash to pay the  Subordinated  Debentures  when they were scheduled to mature in
September  2001 and initiated a proposed  exchange  offer in December  2000. CII
Financial  offered to exchange new debentures  and/or cash for the  Subordinated
Debentures.  To facilitate the exchange,  CII Financial  received loans of $17.0 million from Sierra and California  Indemnity  Insurance Company, a wholly owned subsidiary of CII Financial, obtained approval from the California Department of
Insurance  to pay a dividend of $5.0 million to CII  Financial.  On May 7, 2001,
CII Financial  closed its exchange  offer for $42.1  million of its  outstanding
Subordinated  Debentures.  CII  Financial  purchased  $27.1 million in principal amount of  Subordinated  Debentures  for $20.0  million in cash and issued $15.0 million in new 9 1/2% senior debentures, due September 15, 2004, in exchange for
$15.0  million  in  Subordinated  Debentures.  The  transaction  resulted  in an extraordinary  gain of $613,000 and a  corresponding  tax provision of $214,000.
See Note 3 of the Notes to Condensed  Consolidated  Financial  Statements for an
explanation of the accounting treatment of the transaction.

In August 2000, CII Financial  became a guarantor of Sierra's  revolving  credit facility.  The revolving  credit  facility  commitment  was $121.1 million as of
September 30, 2001 and will decrease by $3.0 million on December 31, 2001 and an additional $6.0 million on June 30, 2002. The outstanding balance decreased from
$135 million to $94 million during the nine month period. Under the terms of the revolving credit facility,  capital  contributions to us from Sierra that we use to repay  the  Subordinated  Debentures  could  have  required  Sierra to reduce permanently an equal amount of the  outstanding  balance of its credit  facility commitment.

In  September  2001,  California  Indemnity  Insurance  Company,  or  California
Indemnity,  received approval from the California Department of Insurance to pay an additional $5.0 million dividend to CII Financial,  which used these funds to fully pay the remaining $5.0 million in Subordinated  Debentures that matured on
September 15, 2001.

The new 9 1/2% senior  debentures pay interest,  which is due  semi-annually  on
March 15 and September 15 of each year,  commencing  on September 15, 2001.  The new 9 1/2% senior  debentures rank senior to outstanding  notes payable from CII
Financial to Sierra and CII Financial's  guarantee of Sierra's  revolving credit facility.  The new 9 1/2% senior  debentures may be redeemed by CII Financial at any time at premiums  starting  at 110% and  declining  to 100% for  redemptions after April 1, 2004. In the event of a change in control of CII  Financial,  the holders of these new 9 1/2% senior  debentures  may require  that CII  Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest. CII Financial expects to service the new 9 1/2% senior debentures from future cash flows,  primarily  from dividends that will be paid by its insurance subsidiaries from their future earnings.

Recent Events

We are not aware of any direct  losses that may have occurred as a result of the events of  September  11,  2001 or the  subsequent  anthrax  incidents.  We have reviewed the financial  strength ratings of our primary  reinsurers with certain rating  agencies  subsequent  to the events of September  11,  2001.  The rating agencies  have  either  affirmed  or left the  ratings  unchanged  on all of our primary  reinsurers.  As a result,  we do not  expect to incur any losses on our reinsurance contracts as a result of the events of September 11, 2001.

Other

Our insurance  subsidiaries require liquidity to pay policy claims and benefits, for operating  expenses,  income taxes and to purchase  fixed assets to maintain and enhance their operations.  The source of our insurance  subsidiaries'  funds come  from the  premiums  they  collect,  the  investment  income  they earn and receipts from their reinsurers.  The liquidity requirements of our non-insurance operations,  which are  essentially  the holding  company,  CII  Financial,  are substantially  all related to the  servicing  of interest  payments on the new 9
1/2% senior  debentures  and the payment of the new 9 1/2% senior  debentures at maturity.

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

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $28.2  million  in cash and cash equivalents held at September 30, 2001, $27.5 million is designated for use only by the regulated insurance companies.  CII Financial has limited sources of cash and is dependent  upon dividends  paid by California  Indemnity.  The payment of stockholders'  dividends by California  Indemnity is regulated by the California
Insurance Code and, at a minimum, requires a 10 business day prior notice to the
California  Department of Insurance.  If a payment of a dividend or distribution whose fair market value,  together with that of other dividends or distributions made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus  or its net  income  for the  preceding  year  end,  then the insurance  commissioner  has up to 30  days to  disapprove  it.  The  California
Department of Insurance  will not allow a payment of a dividend or  distribution if it will  cause an  insurer's  policyholders'  surplus to be  unreasonable  in relation  to the  insurer's  liabilities  and  the  adequacy  of  the  insurer's financial  needs.  In making this  determination,  the California  Department of
Insurance considers a variety of factors including, but not limited to, the size of the insurer,  the amount,  type and geographic  concentration of insurance it writes,  the  quality of its  assets and  reinsurance  programs,  and  operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2000,  California  Indemnity,  which is our only direct  insurance  subsidiary,  had  unassigned  funds of $174,000 from which it could pay a dividend  without prior  approval.  As noted above, to make the  exchange  offer for the  outstanding  Subordinated  Debentures,  California
Indemnity received approval from the California Department of Insurance and paid a dividend  to CII  Financial  of $5.0  million  in early May 2001 and  received approval  to pay an  additional  $5.0  million  in  September  2001.  California
Indemnity  must  receive the prior  approval  of the  California  Department  of
Insurance to pay any further dividends in 2001.

Cash Flows

We had positive  cash flows from  operating  activities of $18.8 million in 2001 compared to negative cash flows of $2.3 million for 2000. Our positive cash flow in 2001 was largely due to the run-off of the low level  reinsurance  agreement.
The growth in premium  revenues  has  resulted  in an  increase  in loss and LAE reserves and in unearned  premiums.  Our negative cash flow for 2000 was largely due to a net loss of $8.5 million offset by changes in assets and liabilities.

Our net cash used in  investing  activities  was $9.1  million  compared to cash provided by investing  activities  of $9.9 million for 2000.  The primary use of cash  for  investing  activities  in 2001  was a loan to  Sierra  by  California
Indemnity of $7.5 million in  conjunction  with the exchange  offer.  Due to the negative cash flows from operations during 2000, we sold some of our investments which resulted in positive cash from investments of $10.7 million.

We used $10.2 million in cash for financing  activities in 2001 compared to $5.1 million in 2000. Cash used in 2001 included $21.5 million for the exchange offer and $5.7 million for  subsequent  debenture  reductions.  We obtained loans from
Sierra of $17.0 million in 2001. During 2000, we used $2.4 million to repurchase outstanding debentures and paid a dividend of $2.6 million to Sierra.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unrealized  holding losses on available for sale  investments  have decreased by
$2.7 million since  December 31, 2000 due primarily to an increase in the market value of bonds. We believe that changes in market  interest rates,  resulting in unrealized holding gains or losses,  should not have a material impact on future earnings  or cash  flows as it is  unlikely  that we  would  need or  choose  to substantially liquidate our investment portfolio.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

               The Company has not filed any Reports of Form 8-K during this reporting period.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   CII FINANCIAL, INC.
                                      (Registrant)

Date:  November 14, 2001           /S/ JOHN F. OKITA
                                   JOHN F. OKITA
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)