Form 10-K
period 2001-12-31
CII FINANCIAL INC
filed 2002-04-01
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)

                              2716 NORTH TENAYA WAY
                             LAS VEGAS, NEVADA 89128
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code:  (702) 242-7040
         Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class              Name of each exchange on
                                                      which registered

               9 1/2% Senior Debentures           New York Stock Exchange
               due September 15, 2004

         Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ X ]

     All of the  registrant's  common equity is owned by Sierra Health Services,
Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                          WHERE INCORPORATED
              --------                          ------------------

                None

                               CII FINANCIAL, INC.

                                 2001 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

                                     PART II

Item  5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters............................................................         19

Item  6.      Selected Financial Data...................................................................         19

Item  7.      Management's Discussion and Analysis of Financial Condition

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................         56

                                    PART III

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         64

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Unless otherwise indicated, the terms "we," "us," "our" and "CII Financial"
refer to CII Financial, Inc. and its subsidiaries.

     We are a holding company whose subsidiaries, California Indemnity Insurance
Company,  Commercial  Casualty  Insurance  Company,  Sierra Insurance Company of
Texas and CII  Insurance  Company  are  primarily  engaged in  writing  workers'
compensation insurance in nine Western and Midwestern states. The four insurance subsidiaries are also referred to as the Sierra  Insurance Group.  Substantially all of our assets and our operations are conducted through our subsidiaries.  In addition,  we had other smaller  subsidiaries that we consider immaterial to our overall results.

     Our parent is Sierra Health  Services,  Inc., or Sierra,  a publicly traded
(NYSE:  SIE) managed  healthcare  company located in Las Vegas,  Nevada. We were acquired by Sierra on October 31, 1995 in a transaction  treated as a pooling of interests.

     Our  subsidiaries  write workers'  compensation  insurance in the states of
California,  Colorado, Nevada, Texas, Nebraska, Kansas, Missouri, New Mexico and
Utah  primarily  through  independent  insurance  agents and  brokers,  and have licenses in 36 states and the District of Columbia and applications  pending for
licenses  in  other  states.   California,   Colorado  and  Nevada   represented
approximately 72%, 9% and 10%, respectively,  of our direct written premiums for the year ended December 31, 2001.

     We  focus  on  writing  lower-severity  classes  of  workers'  compensation insurance  for  primarily  small and  mid-sized  employers  although we actively pursue accounts of all sizes. This strategy allows us to direct our managed care expertise to employers  that may lack the  in-house  resources  needed to manage costs  effectively  and to return  injured  workers to work safely and  quickly.
These techniques  include the use of specialized  preferred  provider  networks, utilization  review by our board certified  occupational  medicine physician and the  employment  of  nurse  case  managers,  medical  bill  reviewers,  and  job developers to  facilitate  early return to work.  In  particular,  our Return to
Work, or RTW,  Program has brought a large number of injured workers back to the job more quickly and at a lower cost than would have otherwise been possible.

     By focusing primarily on small and mid-sized  employers,  we seek to target under-served  segments of the workers'  compensation  market and avoid the price competition  associated  with large  accounts.  As of December 31, 2001,  we had
11,679  policies  inforce  and an  average  annualized  premium  policy  size of approximately $14,419.

     The following table sets forth the  percentages of our premiums  inforce at
December 31, 2001, 2000 and 1999 attributable to the listed risk classifications identified as the insureds' governing class:

                                                   December 31,
                                     2001              2000             1999
                                     ----              ----             ----

Construction..................       24.9%             30.5%            29.7%
Manufacturing.................       15.7              15.2             16.3
Service Industry..............       12.8              12.6             13.1
Hospitality...................       12.8               8.6              8.6
Agriculture...................       10.4              12.5             10.9
Other (1).....................       23.4              20.6             21.4
                                    -----             -----            -----
Total.........................      100.0%            100.0%           100.0%
                                    =====             =====            =====

(1)  Includes  all  other  risk  classifications  insured  by us,  none of which accounted for more than 7.5% of our written  premiums  inforce as of any of the above dates.

Debentures

     At September 30, 2000, we had  outstanding  approximately  $47.1 million of subordinated  debentures that were due on September 15, 2001. These subordinated debentures were neither  assumed nor guaranteed by Sierra and were  subordinated to Sierra's  credit  facility  debt. In December  2000, we commenced an offer to exchange the subordinated  debentures for cash and/or new debentures.  On May 7,
2001,  we  closed  our  exchange  offer  on  $42.1  million  of our  outstanding subordinated  debentures.  We purchased  $27.1  million in  principal  amount of subordinated  debentures  for $20.0  million in cash and issued $15.0 million in new 9 1/2% senior  debentures,  due  September  15, 2004,  in exchange for $15.0 million in  subordinated  debentures.  The  transaction  was  accounted for as a restructuring of debt;  therefore all future cash payments,  including interest, related to the  debentures  will be  reductions  of the  carrying  amount of the debentures and no future interest expense will be recognized.  Accordingly,  the new 9 1/2% senior  debentures  have a carrying  amount of $19.2  million,  which consists  of  principal  of $15.0  million  and $4.2  million in future  accrued interest.

     In September 2001, the California  Department of Insurance gave approval to
California  Indemnity  to pay a dividend of $5.0 million to CII  Financial.  CII
Financial  used these funds to pay the  remaining  $5.0 million in  subordinated debentures at maturity.  CII Financial  expects to service the new 9 1/2% senior debentures from future cash flows, primarily from dividends that will be paid by its insurance subsidiaries from their future earnings.

 Other

     Our principal  executive  offices are located at 2716 North Tenaya Way, Las
Vegas, Nevada 89128, and our telephone number is (702) 242-7040.

     Our  fiscal  year  period  is the  same as the  calendar  year  and  unless otherwise  indicated,  any year designated will refer to the year ended December
31.

Underwriting

     Prior to insuring a particular  risk, we review,  among other factors,  the employer's prior loss experience and other pertinent  underwriting  information.
Additionally, we determine whether the employer's employment classifications are among the  classifications  that we have elected to insure and if the amounts of the premiums for the classifications are within our guidelines.  We review these classifications  periodically to evaluate  whether they are  profitable.  We are willing to insure  approximately  one-half of the  approximately  500 employment classifications in California. The remaining classifications are either excluded by our  reinsurance  treaty or are  believed  by us to be too  hazardous  or not profitable.  In addition, we increase our underwriting  requirements for certain classifications to increase the likelihood of profitability.

     Once an employer has been insured by us, our loss  control  department  may assist the insured in developing and maintaining  safety programs and procedures to minimize  on-the-job  injuries  and  industrial  health  hazards.  The safety programs and procedures  vary from insured to insured.  Depending upon the size, classifications and loss experience of the employer, our loss control department will  periodically  inspect the employer's  places of business and may recommend changes  that  could  prevent  industrial  accidents.  In  addition,  severe  or recurring injuries may also warrant on-site  inspections.  In certain instances, members of our loss control department may conduct special educational  training sessions for insured workers to assist in the prevention of on-the-job injuries.
For example,  employers engaged in contracting may be offered a training session on general first aid and prevention of injuries from specific work exposures.

Claims

     Our claims  operation is organized into a centralized  claims/managed  care service office in Las Vegas,  Nevada,  and four regional claims service offices.
Major claims,  those of high severity,  complex nature and/or which are expected to exceed  applicable  reinsurance  retention levels,  are handled directly,  or supervised, by the reinsurance claims staff.

     Our  approach  to  claims  administration  relies  upon  a  high  level  of interaction  with the  injured  worker and the  insured to resolve  claims in an efficient and cost effective  manner.  Claims personnel act as the contact point with the insured and refer the claim to the appropriate  support services within our managed care and RTW functions.

     Sierra Health and Life Insurance Company.  Effective December 2000, for all
claims  other than from our Texas  operation,  we have  contracted  our  medical management, bill review and return to work functions with Sierra Health and Life
Insurance Company's Workers' Compensation Managed Care Division. The arrangement is at cost. The staff of the Managed Care Division  consists of 83 employees who were previously  employed by California  Indemnity Insurance Company in the same capacity.  Sierra Health and Life Insurance Company is a wholly-owned subsidiary of Sierra.

     We have  sought  to  reduce  medical  and  indemnity  costs  by  minimizing litigation and litigation expense, returning workers to work safely and quickly, and having access to medical attention at competitive  prices. We have sought to accomplish this by:

     o    using statewide medical provider  networks,  in which the members have agreed to provide  hospital  and  physician  services  at reduced  fee schedules;

     o    utilizing medical bill review services,  which advise us of any excess charges submitted by providers;

     o    facilitating   early   return   to  work   and   managing   vocational
          rehabilitation costs;

     o    improving customer service to allow for faster reporting; and

     o    outsourcing legal defense.

     Use of Managed Care. We use managed care  techniques to manage claim costs.
Except where limited by law, our managed care strategy  directs  injured workers to  preferred  provider  organizations,  which  we  refer  to as  PPOs,  to take advantage of rates  negotiated by the PPOs with  participating  providers and to utilize  doctors who understand the  procedures  and  communication  required to allow  injured  workers to return to work safely and quickly.  This strategy has led us to spend substantially less on medical costs than otherwise payable under state  established  fee  schedules.  In 2001, our use of PPOs as a percentage of total  medical bills where a saving was  achieved,  known as "PPO  penetration,"
averaged 44% and the savings from state established fee schedules averaged 28%.

     Management  of the medical  portion of any claim  assists  the  employer in managing  the cost of the  indemnity  benefit.  Our  staff of  nurses  evaluates lost-time  cases and directs  the  injured  worker to  preferred  providers.  We utilize a board certified occupational medicine physician as medical director to
provide   prospective,   concurrent,   and  retrospective  review  of  inpatient
admissions.   The  medical  director  can  communicate  directly  with  treating physicians to assist with the direction of appropriate  and timely medical care.
By  requesting  the  treating  provider  to  obtain  authorization  prior to the administration  of medical care, we seek to receive  medical  justification  for proposed  treatments,  which often leads to more accurate medical diagnoses.  We have used the medical  authorization process to reduce the costs associated with over-treating or under-treating by medical care providers.

     Medical Bill  Review.  We use medical bill  reviewers to manage  costs.  By performing  the bill review work, we have increased our bill review savings as a percentage  of state fee  schedules  from 25% for 1995 to 43% for the year ended
December 31, 2001.

     Return to Work,  or "RTW",  Program.  A  critical  component  of our claims administration  approach and our accompanying  efforts to reduce indemnity costs is our RTW Program. The program assigns certain claims to a RTW technician,  who contacts the injured  worker's  physician  and employer to ascertain  functional capacity  restrictions and determines whether the worker can perform modified or temporary work. In an unmanaged  environment,  the doctor  typically relies upon the injured worker's  description of job duties and bases the medical impairment and disability  status upon that  subjective  description.  Such reliance on the worker's  description can lead to increased amounts of lost time and, therefore, much higher indemnity  payments by us. The RTW technician's task is to work with the doctor and the employer to formally  define job duties and to compare  those against functional capacity restrictions. This process allows the RTW technician to  determine  the  extent  of  job  disability  and  the  need  for  vocational rehabilitation  as required by the state.  By being  directly  involved with the assessment  process,  we not only  strive  to  obtain  an  objective  disability diagnosis,  but also  provide a valuable  service to our smaller  insureds,  who typically do not have formalized processes for return to work.

     Customer  Service.  Early claims  reporting allows us to direct the injured worker to in-network medical care providers,  to enroll those workers in the RTW program,  and to reduce the chance of litigation.  We have  instituted a 24-hour per day,  seven days per week,  toll free "800"  telephone  number  that  allows employers to notify us of a potential claim as quickly as possible.

     Our customer service call center directs  policyholders and injured workers to the nearest preferred health care facility and provides  assistance to claims examiners by asking specific  investigative  questions which allows the examiner
to  make  prompt  claim   decisions.   The  customer   service   representatives
additionally  answer  questions  relating  to  provider  bill  status,  pharmacy authorization, and agent/employer requests for information.

     California  Health Care  Organization  ("HCO").  In December  2000,  Sierra
Health and Life  Insurance  Company was licensed in  California as a Health Care
Organization by the California Department of Managed Care.

     A California  Health Care  Organization  assists in the coordination of the health care delivery system for the injured worker and provides  certain quality assurance,  medical management and return to work assistance. We began utilizing
Sierra  Health and Life as a California  Health Care  Organization  in the first quarter of 2001 and to date have enrolled 16% of our California inforce premiums in the HCO.  Over 60% of our  California  January 2002 new and renewal  premiums will participate in the HCO. The California  Health Care  Organization  improves the  number of days of  medical  management  from 30 days to 90, 180 and in some instances 365 days. In February  2002, new  California  legislation  reduced the maximum number of days of medical management to 180.

Competition

     Workers'  compensation  is a statutory  system that requires an employer to provide  its  workers  with  medical  care  and  other  specified  benefits  for work-related  injuries,  even though the  injuries  may have  resulted  from the negligence  or wrongs of a person,  including  the worker.  Employers  typically purchase workers' compensation insurance to provide these benefits. The benefits payable are generally established by statute.

     The  California  workers'  compensation  insurance  industry  is  extremely competitive.  Approximately 160 companies wrote workers' compensation  insurance in California in 2001, including the State Compensation Insurance Fund, which is the largest  writer in  California  and the dominant  competitor.  Many of these companies have been in business longer, have a larger volume of business,  offer a more diversified line of insurance coverage,  have greater financial resources and have greater  distribution  capabilities than us. We concentrate on insuring workers'  compensation  accounts  in the small to  medium-size  range,  where we compete  primarily  on the basis of price  and  service  and where  policyholder dividends are not a significant factor.

     Based on 2000 direct written  premiums,  we were the 11th largest writer of workers'  compensation  insurance in California,  with a 2.3% market share.  Our insurance subsidiaries are currently rated B by the A.M. Best Company and BBB by
Fitch Ratings.

     The  following  table  provides  an  illustration  of the  top 10  workers'
compensation writers in the state of California for 2000:

                                  California Workers' Compensation Market

                         Based on 2000 Direct Written Premium (dollars in millions)

                                                              Direct Written         Market
                            Insurer                              Premiums             Share
                            -------                              --------             -----

                  State Compensation Fund .............        $  1,799.0             26.5%

                  Fremont Comp Insurance Group.........             453.4              6.7

                  Liberty Mutual Group.................             429.6              6.3

                  Zurich US ...........................             368.5              5.4

                  Legion Insurance Group...............             292.1              4.3

                  American International Group.........             276.8              4.1

                  Superior National Ins. Group.........             262.4              3.9

                  Kemper Insurance Companies...........             252.2              3.7

                  Great American P&C (Republic)........             198.1              2.9

                  Allianz/Fireman's Fund...............             170.0              2.5

                  Sierra Insurance Group...............             155.6              2.3

                  Source:  California Workers' Compensation Institute

     Prior to 1995,  California law set minimum premium rates. This minimum rate law was repealed by the California  legislature  with policies issued or renewed on or after  January  1,  1995.  From 1995  until the end of 1999,  our  pricing declined  significantly as competitors  sought to write more business by cutting their prices.  Beginning in December 1999, we began  achieving rate increases on renewing  policies.  Our average rate  increase on renewal  policies in 2001 and
2000 was 23% and 38%,  respectively.  This  increasing  rate trend has continued
through February 2002 where we have averaged a 33% increase.

     In other states in which we are currently writing business, competition for workers' compensation  insurance is primarily driven by pricing,  dividend plans and agents'  commission.  In these states,  the National Council on Compensation
Insurance,  or NCCI, is usually the  designated  rating  organization.  The NCCI accumulates  statistical information and recommends pure loss cost rates to each state's  department of insurance who has final approval  authority.  We then add loss cost  multipliers  or expense loads to derive  premium rates for each filed company.  Rating  plans in NCCI states are more  "standardized"  pricing  models based upon plans (algorithms)  developed by the NCCI and approved by departments of insurance.

     Colorado has a competitive  and dominant  state  insurance  fund,  Pennacol
Insurance Company, which represents the major competition.  In Nevada, Employers
Insurance  Company  of Nevada,  formerly  a state fund but now a private  mutual insurer is the largest carrier.  In addition to these two  organizations,  there are approximately  200 other companies  competing for business in states outside of California.  Two competitive tools in NCCI states are participating policies, which pay  policyholders'  dividends,  and  policies  with  retrospective  rated
premium.   We  currently   offer   participating   policies  or  policies   with
retrospective rated premiums in Colorado, Nevada, Missouri, Nebraska, New Mexico and Kansas. Nevada changed to an open rating environment from a minimum rate law beginning  July  2001.  The  average  rates on renewal  policies  from July 2001 through December 2001 have increased 3%.

Losses and Loss Adjustment Expenses

     Often,  several years may elapse  between the  occurrence of a loss and the final  settlement of the loss. To recognize  liabilities  for unpaid losses,  we establish reserves,  which are balance sheet liabilities  representing estimates of future amounts needed to pay claims and related  expenses for insured events.
We also  establish  reserves for events that have been incurred but have not yet been reported to us, which we refer to as "incurred but not reported" or "IBNR".

     When a claim is reported, our claims personnel initially establish reserves on a case-by-case basis for the estimated amount of the ultimate payment.  These estimates reflect the judgment of the claims personnel based on their experience and  knowledge  of the  nature and value of the  specific  type of claim and the available  facts at the time of  reporting  as to severity of injury and initial medical  prognosis.  Included in these reserves are estimates of the expenses of settling  claims,  including legal and other fees.  Claims  personnel adjust the amount of the case reserves as the claim develops and as the facts warrant.

     IBNR reserves are  established for unreported  claims and loss  development relating to current  and prior  accident  years.  In the event that a claim that occurred  during  a prior  accident  year was not  reported  until  the  current accident year, the case reserve for such claim typically will be established out of previously established IBNR reserves for that prior accident year.

     The National Association of Insurance Commissioners requires that we submit a formal actuarial  opinion  concerning loss reserves with each statutory annual report. The annual report must be filed with each applicable state department of insurance on or before March 1 of the  succeeding  year.  The actuarial  opinion must be signed by a qualified actuary as determined by the California  Insurance
Commissioner.  We retain the  services  of a  qualified  independent  actuary to periodically review our loss reserves.

     Our  average  cost per claim has  increased  each year  since  1995 and the majority  of our claims  occur in  California.  The entire  California  workers'
compensation  industry has been  adversely  affected by higher  claim  severity.
According to a published estimate by the Workers' Compensation  Insurance Rating
Bureau of California in December 2001,  the average  ultimate loss per indemnity claim in California increased 69% from accident year 1995 to accident year 2000.
Factors  influencing this increase include rising average  temporary  disability costs, the increase in the number of major permanent disability claims,  medical inflation and adverse court  decisions  related to medical control of claimant's treatment.  According to the  California  Workers'  Compensation  Institute,  an
industry  association,  industry-wide  workers'  compensation  medical  costs in
California have far outstripped  medical inflation,  rising 15.3% in 1997, 15.8%
in 1998, 13.6% in 1999 and 14.7% in 2000.

     In 2001, we continued to see adverse reserve  development on prior accident years. The total net adverse reserve development on prior accident years through
December  31,  2001 was $8.7  million.  The  reserve  deficiency  was related to adverse  reserve  development on California  claims  primarily in accident years
1995 to 1998 and was due to  continuing  increases in average  claim  costs.  In
February  2002,  new  legislation  was enacted in California  that will increase benefits to injured workers starting January 1, 2003. The Workers'  Compensation
Insurance Rating Bureau of California has preliminarily  estimated that the 2003 loss costs will increase by approximately 7%.

     We and an  independent  actuary  test the  adequacy of our  reserves  using standard actuarial methods. Both paid loss and incurred loss methods are used to estimate  the amount of the  ultimate  reserves.  We also test our  reserves  by comparing  our paid losses and incurred  losses to similar data  provided by the
California  Workers  Compensation  Insurance  Rating  Bureau for all  California
workers' compensation insurance companies.

     We  review  the  adequacy  of our  reserves  with our  independent  actuary periodically  and  consider  external  forces  such as  changes  in the  rate of inflation,  the regulatory  environment,  the judicial administration of claims, medical  costs and  other  factors  that  could  cause  actual  losses  and loss adjustment  expenses,  or LAE, to change.  The actuarial  projections  include a range  of  estimates  reflecting  the  uncertainty  of  projections.  Management evaluates the reserves in the  aggregate,  based upon the actuarial  indications and makes adjustments where appropriate.  Our consolidated  financial statements provide for reserves based on the  anticipated  ultimate cost of losses.  Due to the inherent  uncertainty  in projecting  reserves,  it is not only possible but probable that there will be differences  between the  projections and the actual developed reserves.  Any difference would be reflected in our current results of operations.

     The following  table sets forth the number of claims reported to us for the years ended December 31, 2001, 2000 and 1999, and related direct earned premiums and claims  frequency,  or the number of claims  per  million  dollars of direct earned premium.

                                                                 Years Ended December 31,
                                                               2001       2000         1999
                                                               ----       ----         ----

         Number of claims reported during year..........       13,600     20,600       17,500
         Direct earned premiums (in millions)...........       $186.3     $203.1       $146.7
         Claims frequency...............................         73.0      101.4        119.3

     The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the cumulative loss ratio, net of reinsurance,  for each accident year and also shows how the net loss ratios have developed during each of these three years.

                                                 Cumulative Net Loss Ratios
                                                  Years Ended December 31,
                  Accident Year           2001              2000              1999
                  -------------           ----              ----              ----
                  1995 and prior......    72.91%            72.30%            72.05%
                  1996   .............    95.54             93.00             89.60
                  1997................    99.44             96.22             90.42
                  1998................    90.52             88.44             83.64
                  1999................    65.02             66.53             62.13
                  2000................    65.00             69.07
                  2001................    76.02

     The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the cumulative  loss ratio,  gross of  reinsurance,  for each accident year and also shows how the gross loss  ratios  have  developed  during  each of these three years.

                                                Cumulative Gross Loss Ratios
                                                  Years Ended December 31,
                  Accident Year           2001              2000              1999
                  -------------           ----              ----              ----

                  1995 and prior          73.13%            72.37%            71.98%
                  1996                    94.75             91.71             88.41
                  1997                   101.63             96.17             90.08
                  1998                   106.55            102.50             92.08
                  1999                   121.68            116.23             96.48
                  2000                   109.23            105.57
                  2001                    83.51

     The liabilities for losses and loss adjustment  expense,  which we refer to as  LAE,  are  determined  using  actuarial  loss  evaluations  and  statistical projections  and  represent  estimates  of the  ultimate  net cost of all unpaid losses and LAE incurred  through  December 31 of each year.  These estimates are subject  to the  effect  of  trends  in claim  severity  and  frequency  and are continually reviewed and adjusted to reflect new experience and information,  as it becomes known. Such adjustments, if any, are reflected in current operations.
Notwithstanding  the fact that the claims for which reserves are established may not be paid for many years,  the  reserves  for losses and LAE  payments are not discounted,  except to calculate  the liability  for federal  income taxes.  The anticipated  price  or  cost  increases  due  to  inflation  are  considered  in
estimating  ultimate  claim  costs.   Historical  trends,  adjusted  to  reflect
anticipated  changes in underwriting  standards,  policy  provisions and general economic  trends,  provide the basis and assumptions for predicting the severity of future claims.  Actual  developments are monitored and anticipated trends are modified, if necessary.

     The  following  table  provides a  reconciliation  of beginning  and ending liability balances for the years ended December 31, 2001, 2000 and 1999.

               Reconciliation of Liability for Loss and Loss Adjustment Expenses
                                        (In thousands)

                                                                        Years Ended December 31,
                                                                2001              2000             1999
                                                                ----              ----             ----

Net Beginning Loss and LAE Reserves....................        $155,797         $134,305          $174,467

Net Provision for Insured Events Incurred in:
      Current Year.....................................         131,923           86,587            51,541
      Prior Years......................................           8,691           23,293             9,920
                                                                -------          -------           -------
  Total Net Provision..................................         140,614          109,880            61,461
                                                                -------          -------           -------

Net Payments for Loss and LAE
   Attributable to Insured Events Incurred in:
      Current Year.....................................          28,560           26,867            21,207
      Prior Years......................................          69,599           61,521            80,416
                                                                -------          -------           -------
  Total Net Payments...................................          98,159           88,388           101,623
                                                                -------          -------           -------

Net Ending Loss and LAE Reserves                                198,252          155,797           134,305
Reinsurance Recoverable................................         187,453          218,757           110,089
                                                                -------          -------           -------

Gross Ending Loss and LAE Reserves.....................        $385,705         $374,554          $244,394
                                                                =======          =======           =======

     During the years ended  December 31, 2001 and 2000,  we  experienced  prior
year  net  adverse  loss   development   of  $8.7  million  and  $23.3  million,
respectively.  In 2001, estimated losses and LAE incurred in accident years 1996 to 1999 have developed significantly due to the continuation of increasing claim severity patterns on our California book of business.  This trend continued into
2001 where  estimated  losses and LAE  incurred on  accident  years 1995 to 1998 adversely developed. Many workers' compensation insurance carriers in California are also experiencing high claim severity.  Factors influencing the higher claim severity include rising average temporary  disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical management of a claimant's  treatment.  In February
2002,  new  legislation  was enacted in California  that will largely negate the adverse court decisions related to medical control.

     For  claims  occurring  on and after  July 1,  1998,  we have  reinsured  a percentage  of the  higher  claim  severity  under  our  low  level  reinsurance agreement.  The low  level  reinsurance  agreement  expired  on June  30,  2000;
however,  we opted to continue  ceding  premiums  and losses under the low level agreement  on a  run-off  basis  for all  policies  inforce  on June  30,  2000.
Effective  January 1, 2000,  we entered into a three year  reinsurance  contract that provides statutory (unlimited) coverage for workers' compensation claims in excess  of  $500,000  per  occurrence.  The  contract  is in effect  for  claims occurring on or after  January 1, 2000 through  December 31, 2002.  We intend to elect a run-out option that will cover claims on policies inforce as of December
31, 2002. On July 1, 2000, we entered into a reinsurance  agreement that covered losses on claims in excess of $250,000 up to $500,000 for policies  issued after
June 30, 2000.  This agreement  terminated on a cut-off basis and covered claims occurring through June 30, 2001.

     For the year  ended  December  31,  1999,  we  recorded  net  adverse  loss development  on prior  accident  years of $9.9  million,  primarily for accident years 1996 to 1998.  This  adverse  development  was  largely  due to the higher average  California claim severity patterns that we experienced in the last half of 1999.

     The following  table  discloses our development of the liability for losses and  LAE  for  each of the  ten  year  periods  ended  December  31,  2001.  The information is prepared using accounting  principles  generally  accepted in the
United  States of America.  The  information  shown in each of the year  columns represent  cumulative  development data on the reserves  reported on the balance sheets at December 31 of each year. The table does not show individual  accident year loss development as it includes reserves on open claims from prior accident years. For example, if an open claim has a reported reserve at December 31, 1993 and the reserve is increased by $5,000 in the year ended  December 31, 1998, the
$5,000  development  will be reflected in the cumulative  development in each of the years 1993 through 1998.

     The first  line shows the loss and LAE  reserves  reported  on the  balance sheet.  From this is  deducted  reinsurance  recoverables  on ceded loss and LAE reserves  and the result is the net loss and LAE  reserves.  The section  titled
"Net Reserve  Re-estimated" shows how these net reserves have changed each year, as more  information  becomes  available.  We  refer to  these  changes  as loss development  and the loss  development  on all years is reflected in the current results of  operations.  The  section  titled  "Cumulative  Net Paid"  shows the cumulative payments,  net of reinsurance,  made on these reserves in each of the succeeding  years.  The line  "Cumulative  (Deficiency)  Redundancy"  shows  the aggregate change between the net loss and LAE reserves and the last amount shown as net re-estimated  reserves.  The impact on the results of operations for each of the three most  recent  years is shown in the  preceding  "Reconciliation  of
Liability for Losses and Loss Adjustment Expenses" table as a "Net Provision for
Insured  Events  Incurred in Prior  Years." The bottom  section of the following table  shows  the  cumulative  development  on a  gross  reserve  basis,  before deducting reinsurance.

     Conditions and trends that have historically  affected our reserves may not necessarily  occur in the future and it may not be  appropriate  to  extrapolate future redundancies or deficiencies based on this table.

          ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT
                                 (In thousands)

                                                                          Years ended December 31,
                               2001        2000       1999      1998      1997      1996      1995      1994      1993      1992      1991
                               ----        ----       ----      ----      ----      ----      ----      ----      ----      ----      ----
Losses and LAE Reserve...... $385,705    $374,554   $244,394  $212,264  $202,699  $187,776  $182,318  $190,962  $200,356  $178,460  $112,749
Less Reinsurance
  Recoverables (1)..........  187,453     218,757    110,089    37,797    21,056    15,676    25,871    29,342    25,841    20,207
                              -------     -------    -------   -------   -------   -------   -------   -------   -------    ------

Net Loss and LAE Reserves...  198,252     155,797    134,305   174,467   181,643   172,100   156,447   161,620   174,515   158,253

Net Reserve Re-estimated
   as of:
1 Year Later................              164,488    157,598   184,386   172,000   163,130   141,163   139,741   160,562   154,388   140,815
2 Years Later...............                         171,136   204,029   173,596   146,987   132,193   125,279   141,100   147,167   142,447
3 Years Later...............                                   218,626   186,794   140,563   113,766   117,792   126,483   134,747   143,433
4 Years Later...............                                             198,403   146,266   102,652   102,955   122,517   132,193   137,143
5 Years Later...............                                                       153,423   104,249    95,997   114,443   131,112   135,249
6 Years Later...............                                                                 108,208    95,954   112,284   127,258   135,299
7 Years Later...............                                                                            98,482   111,883   125,936   133,729
8 Years Later...............                                                                                     113,929   125,907   132,696
9 Years Later...............                                                                                               127,225   132,836
10 Years Later..............                                                                                                         133,425

Cumulative Net Paid as of:
1 Year Later................               69,599     61,522    80,416    71,933    56,977    45,731    44,519    50,210    50,360    57,611
2 Years Later...............                         103,855   124,191   117,794    91,765    70,854    68,619    79,788    84,465    89,177
3 Years Later...............                                   159,335   143,369   113,054    83,674    80,645    94,865   104,569   108,849
4 Years Later...............                                             164,584   125,024    91,115    86,381   102,395   114,293   120,539
5 Years Later...............                                                       135,421    95,609    89,601   106,012   119,462   126,100
6 Years Later...............                                                                 100,365    91,676   107,850   122,000   129,060
7 Years Later...............                                                                            93,789   109,201   123,291   130,649
8 Years Later...............                                                                                     110,743   124,220   131,346
9 Years Later...............                                                                                               125,147   131,898
10 Years Later..............                                                                                                         132,506

Cumulative (Deficiency)
   Redundancy ..............               (8,691)   (36,831)  (44,159)  (16,760)   18,677    48,239    63,138    60,586    31,028  (20,676)

Net Reserve.................  198,252     155,797    134,305   174,467   181,643   172,100   156,447   161,620   174,515
Reins. Recoverables.........  187,453     218,757    110,089    37,797    21,056    15,676    25,871    29,342    25,841
                              -------     -------    -------   -------   -------   -------   -------   -------   -------
Gross Reserve............... $385,705     374,554    244,394   212,264   202,699   187,776   182,318   190,962   200,356
                              =======     -------    -------   -------   -------   -------   -------   -------   -------

Net Re-estimated Reserve....              164,488    171,136   218,626   198,403   153,423   108,208    98,482   113,929
Re-estimated Reins.
   Recoverables.............              248,856    146,890    49,260    22,910    16,847    26,989    30,037    26,092
                                          -------    -------   -------   -------   -------   -------   -------   -------
Gross Re-estimated
   Reserve..................              413,344    318,026   267,886   221,313   170,270   135,197   128,519   140,021
                                          -------    -------   -------   -------   -------   -------   -------   -------
Gross Cumulative
   (Deficiency)
      Redundancy............             $(38,790) $(73,632)  $(55,622) $(18,614) $ 17,506  $ 47,121  $ 62,443  $ 60,335
                                          =======   =======    =======   =======   =======   =======   =======   =======

(1)  Amounts  reflect  reinsurance  recoverable  under  prospective  reinsurance contracts  and  the  cumulative  amortization  of  retroactive  reinsurance recoverable. Unamortized retroactive reinsurance recoverable is excluded as it does not reduce incurred losses under  accounting  principles  generally accepted in the United States of America.  We adopted Financial  Accounting
     Standards   Board   Statement  No.  113,   "Accounting  and  Reporting  for
     Short-Duration and Long-Duration  Reinsurance Contracts" for the year ended
     December 31, 1992. As permitted,  prior financial  statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets.  However,  for purposes of the  reconciliation and  development  tables,  loss  and  LAE  information  are  shown  net  of reinsurance.

-----------------------

     Our average cost per claim has increased each year since 1995. The majority of our claims occur in California.  The entire California workers'  compensation industry  has been  adversely  affected by higher  claim  severity.  The average ultimate loss per  indemnity  claim for  California  increased 69% from accident year 1995 to  accident  year 2000,  according  to a  published  estimate  of the
California Workers Compensation Insurance Rating Bureau in December 2001. Two of
the factors  influencing  this increase are medical  inflation and adverse court decisions related to medical control of claimant's treatment.  In February 2002,
California  enacted  new  legislation  that  gives the  employer  and  insurance companies more input into the claimant's  medical  treatment  where the claimant has not  pre-designated  a treating  physician for claims  occurring on or after
January 1, 2003.  Unallocated  loss adjustment  expense reserves are established for the  estimated  costs  related to the general  administration  of the claims adjustment  process.  We review the adequacy of our reserves on a periodic basis and  consider  external  forces  such as changes in the rate of  inflation,  the regulatory environment, the judicial administration of claims, medical costs and other  factors that could cause actual  losses and loss  adjustment  expenses to change. Reserves are reviewed with our independent actuary at least annually and usually  semi-annually.  The actuarial  projections include a range of estimates reflecting the uncertainty of projections.  Management evaluates the reserves in the aggregate, based upon the actuarial indications, and makes adjustments where appropriate.  Our  financial  statements  provide  for  reserves  based  on  the anticipated ultimate cost of losses.

Investments

     As of December 31, 2001, our bond and preferred stock portfolio is invested
primarily  in  high  quality   investment  grade  securities,   which  represent
approximately 99% of total bond and preferred stock investments.  The total bond and preferred stock portfolio is comprised of approximately 23% in U.S. Treasury securities;  approximately 59% in U.S.  Government-sponsored  Agency securities;
approximately  13 % in AA-rated  corporate  bonds;  approximately  4% in A-rated corporate bonds; and approximately 1% in BAA-rated or lower corporate bonds.

     In addition to our cash and cash  equivalents,  preferred  stocks and fixed income bond  portfolio,  other  investments  include  mortgage loans with a book value of $12.4 million,  a $7.5 million secured note receivable from Sierra,  an investment  in income  producing  property  of $1.6  million,  and a real estate limited partnership with a book value of $767,000. The mortgage loan investments are  comprised of  approximately  $9.0 million in  commercial  mortgages on real business  properties in Las Vegas, Nevada extended to unaffiliated third parties and approximately  $3.4 million in relocation  mortgages extended to our current and former  employees prior to our 1995 merger with Sierra.  While mortgages and mortgage-backed  securities  usually  have a higher  rate of return  than  rated corporate and government  bonds,  we do face the potential risk  associated with having to  reinvest  these funds if interest  rates drop and the  mortgages  are prepaid.  Since these  mortgages are  typically  prepaid when rates are lower we would probably have to reinvest in other securities with a lower rate of return.
The real estate limited  partnership  represents our interest in the partnership which owned our Las Vegas  headquarters.  In December 2000, the real estate that the  limited  partnership  owned  was  sold  to  an  unaffiliated  third  party.
Approximately  $14 million of our investment  assets as of December 31, 2001 are booked as "assets  held to maturity"  according to SFAS No. 115.  Assets held to maturity  are carried at  amortized  cost;  changes in the market value of these assets do not affect their book value for reporting  purposes  under  accounting principles generally accepted in the United States of America.

     We manage our  investment  portfolio  to provide  liquidity  for claims and other liabilities and to maximize total return within the financial  constraints of applicable  regulatory  guidelines and  requirements.  We manage liquidity by estimating  the timing of claims and  operating  expense  payments  and  premium revenues  received as well as the timing of payments to and from our reinsurers.
During 2000,  we had to reduce our  estimates of premiums  receipts and increase our  estimates of claims  payments  during the year.  This was  primarily due to negative cash flow  resulting  from paying more ceded premiums to our reinsurers than had previously been projected.  We successfully met these revised estimates by selling a portion of our  investment  portfolio  while trying to minimize net realized  capital  losses  to  $620,000.  In 2001,  we  decided  to make  slight modifications  in the mix of our corporate,  municipal and  government  agencies bond portfolio which resulted in our realizing net capital gains of $392,000.

     The following table reflects  investments,  interest earned thereon and the average annual yield on investments for the periods indicated:

                                                                        Years Ended December 31,
                                                                2001              2000             1999
                                                                ----              ----             ----
         (Dollars in thousands)
         Total cash, cash equivalents and invested
           assets at end of period........................     $261,285         $247,151         $226,572
         Net investment income including net
           realized gains and losses before taxes.........       15,867           14,454           15,395
         Average annual yield on investment
           portfolio (before realized gains and
           losses and taxes)..............................         6.1%             6.3%             6.2%

     The following  table sets forth  information  concerning the composition of our investment portfolio at December 31, 2001:

                                                                                                   Percent of
                                                                                 Amount             Portfolio
           (Dollars in thousands)                                                ------             ---------
           Fixed maturities, at fair value:
           U.S. government and government agencies.....................         $190,194                78%
           AAA.........................................................              911                 0
           AA..........................................................           27,067                11
           A...........................................................            6,169                 3
           Less than A.................................................            1,723                 1
                                                                                 -------               ---
           Total fixed maturities, at fair value.......................          226,064                93

           Equity securities, at fair value............................            5,884                 2
           Mortgage loans receivable...................................           12,390                 5
           Real estate partnership.....................................              767                 0
                                                                                --------               ---
           Total investments...........................................         $245,105               100%
                                                                                 =======               ===

     The following table sets forth the contractual maturity profile of our debt and mortgage loan investments at December 31, 2001:

                                                                               Fair Value           Percent of
                         Maturity                                                Amount              Portfolio
                         --------                                                ------              ---------
           (Dollars in thousands)
           One year or less............................................          $19,605                 8%
           More than one year, through five years......................           24,428                10
           More than five years, through ten years.....................           28,956                12
           More than ten years, through fifteen years..................           17,778                 8
           More than fifteen years.....................................          147,687                62

     Actual maturities may differ from contractual  maturities because borrowers may have the right to call or prepay obligations.

Reinsurance

     Our insurance  subsidiaries purchase reinsurance to reduce our liability on individual  policies and claims and catastrophic  losses.  However, we are still responsible for the direct payment of all policy benefits and claims. We pay our reinsurers a ceded premium, which is a reduction of our revenues, and the amount is primarily  calculated as a percentage of our earned premiums.  Ceded incurred losses are  determined in a manner that is consistent  with how we determine our gross  incurred  losses and reduce the amount of our gross  incurred  losses and loss adjustment expenses. Under generally accepted accounting principles,  ceded unpaid losses are recorded as a reinsurance recoverable asset. Our reinsurers do not have to pay us for ceded losses  until we have made  payments on a claim and our  payment  may  have to  exceed  certain  pre-determined  levels  before  our reinsurers become obligated to pay us. As of December 31, 2001, we had over $187 million of reinsurance  recoverables  from our reinsurers.  A single  reinsurer,
Travelers  Indemnity  Company  of  Illinois,  which is rated AA and A++ by Fitch
Ratings and the A.M. Best Company, respectively, accounted for approximately 79%
of this amount.  All of the  recoverables are due from reinsurers rated AA or A+
or better by Fitch  Ratings and the A.M.  Best  Company,  respectively,  and all reinsurance recoverables are considered to be collectible.

     We historically and currently have excess of loss reinsurance agreements at pre-determined amounts or retention levels that have varied throughout the years depending on our statutory capital and the protection we believed to be prudent.
Prior to 2000, the non-catastrophic  excess of loss layer, which we define to be
below  $10  million  per  occurrence,   was  placed  with  General   Reinsurance
Corporation,  which is  rated  AAA and A++ by Fitch  Ratings  and the A.M.  Best
Company,  respectively.  At December 31, 2001, reinsurance  recoverable balances due from this reinsurer represented approximately 13% of the total.

     Effective  July 1, 1998,  all claims with dates of injury  occurring  on or after that date were reinsured under a quota share and excess of loss agreement, which we refer to as "low level"  reinsurance,  with Travelers Indemnity Company of Illinois.  The low level reinsurance  provided quota share protection for 30%
of the first $10,000 of each loss,  and excess of loss  protection of 75% of the next  $40,000 of each loss,  and 100% of the next  $450,000 on a per  occurrence basis.  The maximum  net loss  retained on any one claim ceded under this treaty was $17,000.  This agreement  continued until June 30, 2000, when we executed an option for a twelve month extension  relating to the run-off of policies inforce as of June 30, 2000, which covered claims arising under such policies during the term of the extension.

     In addition to the low level  reinsurance,  effective  January 1, 2000,  we
entered  into  a  three  year  reinsurance   contract  that  provides  statutory
(unlimited) coverage for workers'  compensation claims in excess of $500,000 per occurrence.  The contract is in effect for claims  occurring on or after January
1, 2000 through  December 31, 2002. There is a twelve month run out provision in the  contract  which we expect to  execute  that will cover  claims on  policies inforce as of December 31, 2002.  The  reinsurer,  National Union Fire Insurance
Company,  is rated  AAA and A++ by Fitch  Ratings  and the  A.M.  Best  Company,
respectively.  In the wake of the  September  11 events and the ensuing  limited reinsurance  market, we expect our future  reinsurance costs to increase and our coverage limits to decrease. We cannot currently estimate what the impact to our operating results will be when we obtain  replacement  coverage in January 2003.
However, any increases in our reinsurance costs, including our retaining more of the risk, will most likely be factored into our premium rates.  However,  we are not able to predict whether such rates will be adequate.

     When the low level  reinsurance  agreement  expired on June 30, 2000,  as a result of a general  tightening of the reinsurance  market as well as the impact of the increased loss experience in California, a comparable type of reinsurance program was  unavailable  in the market.  Those  reinsurers  which were offering other forms of lower retention  programs were charging premiums that we believed were not cost  justified.  Therefore,  effective July 1, 2000, we entered into a reinsurance  contract with National Union Fire  Insurance  Company that provided
$250,000 of coverage for workers'  compensation claims in excess of $250,000 per occurrence.  The  contract was in effect for claims  occurring on policies  with effective  dates  beginning July 1, 2000 and thereafter and for claims  incurred prior to July 1, 2001. In total,  reinsurance recoverable balances due from this reinsurer at December 31, 2001 represented approximately 8% of the total.

Marketing

     Our insurance  policies are sold primarily  through  independent  insurance agents and brokers, who may also represent other insurance companies. We believe that  independent  insurance  agents and brokers  choose to market our insurance policies  because of the quality of service that we provide,  the commissions we pay and the price of the insurance product. We currently have relationships with approximately 756 agents and brokers and pay our agents and brokers  commissions based on a percentage of the gross written  premium  produced by such agents and brokers.  In 2001,  we reduced by  approximately  5% the number of agents due to more stringent volume and profitability standards we imposed.

     We maintain standard commission plans that vary by state for our agents and brokers. In addition to the standard commission plans, agents and brokers may be eligible to receive additional commissions in certain instances. Commissions are negotiated on an individual  policy basis. No one agent or broker  accounted for more than 2.2% of our total  premiums  inforce on December 31, 2001,  and no one policy  accounted for more than 1.0% of our total  premiums  inforce on December
31,  2001.  Our top 10  agents  and  brokers  accounted  for  12.6% of our total premiums  inforce  December  31,  2001.  From  time to time,  we  advertise  and participate  in  insurance  trade  association  functions  to maintain  existing relationships and develop new ones.

Geographic Distribution of Premiums and Policy

     The following  tables set forth  information  concerning the percentages of premiums and  policies  inforce  with us by  geographic  area as of December 31,
2001, 2000 and 1999. Inforce premiums are the total estimated annual premiums of all policies inforce at a point in time.

                                                                                December 31,
                                                                   2001             2000              1999
                                                                   ----             ----              ----
Percent of premiums inforce:
California..................................................         71%              74%               80%
Nevada......................................................         11                9                 4
Colorado....................................................         10                9                 8
Other States................................................          8                8                 8
                                                                    ---              ---               ---

Total.......................................................        100%             100%              100%
                                                                    ===              ===               ===

Total premiums inforce (In thousands):......................     $168,402         $178,673          $154,963

Percent of policies inforce:
California..................................................         68%              72%               79%
Nevada......................................................         11                8                 3
Colorado....................................................          8                7                 6
Other States................................................         13               13                12
                                                                    ---              ---               ---

Total.......................................................        100%             100%              100%
                                                                    ===              ===               ===

Total policies inforce......................................       11,679           15,292            15,485

Government Regulation and Recent Legislation

     We are subject to extensive governmental regulation and supervision in each state in which we conduct workers' compensation business. The primary purpose of such regulation and supervision is to provide  safeguards for  policyholders and injured  workers rather than protect the interests of shareholders or creditors.
The extent and form of the  regulation may vary, but generally has its source in statutes  that  establish  regulatory  agencies and  delegate to the  regulatory agencies broad regulatory,  supervisory and administrative authority. Typically, state regulations extend to such matters as licensing companies; restricting the types or quality of investments;  requiring triennial financial examinations and market conduct  surveys of insurance  companies;  licensing  agents;  regulating aspects of a company's  relationship  with its agents;  restricting  use of some underwriting criteria; regulating premium rates, forms and advertising; limiting the grounds  for  cancellation  or  nonrenewal  of  policies;  solicitation  and replacement practices; and specifying what might constitute unfair practices.

     In the normal course of business,  we and the various  state  agencies that regulate our activities may disagree on interpretations of laws and regulations, policy wording and disclosures or other related issues. These disagreements,  if left unresolved,  could result in administrative hearings and/or litigation.  We attempt to resolve all issues with the regulatory  agencies,  but are willing to litigate issues where we believe we have a strong position. The ultimate outcome of these  disagreements  could result in sanctions  and/or  penalties  and fines assessed against us. Currently, there are no litigation matters pending with any department of insurance.

     State holding  company acts also  regulate  changes in control of insurance holding companies and insurers.  Although the specific  provisions vary, holding company acts generally  prohibit a person from acquiring a controlling  interest in  an  insurer  unless  the  insurance  authority  has  approved  the  proposed acquisition  pursuant  to  applicable  regulations.  In many  states,  including
California  and  Texas,  where  our  insurance  subsidiaries  are  incorporated,
"control"  is presumed to exist if 10% or more of the voting  securities  of the insurance  holding  company are owned or controlled by one person or entity.  In addition,  the insurance  authority may find that "control" in fact does or does not exist where one person or entity owns or controls either a lesser or greater amount of securities.  The holding company acts also impose standards on certain transactions with related  companies and individuals which include,  among other requirements,  that  all  transactions  are to be fair and  reasonable  and that transactions exceeding specified limits receive prior regulatory approval.

     Typically, states mandate participation in insurance guaranty associations,
which  assess   solvent   insurance   companies  in  order  to  fund  claims  of
policyholders of insolvent insurance companies. Under this arrangement, insurers can be  assessed  up to 1%, or 2% in certain  states,  of  premiums  written for workers' compensation insurance in that state each year to pay losses and LAE on covered claims of insolvent insurers. In certain states, insurance companies are allowed to recoup such assessments from policyholders while several states allow an offset against premium taxes. In California, insurance companies are required to recoup guaranty fund assessments from policyholders.  California  assessments are recorded as an asset and all other assessments are expensed as incurred.

     Starting in 2000, the California Insurance Guarantee Association,  or CIGA,
issued  assessments  as a result  of the  insolvency  of the  insurers  owned by
Superior  National  Insurance  Group and other insolvent  workers'  compensation insurance  companies.  The  assessments  are  initially  made on direct  written premiums reported in the prior year and are subsequently  adjusted to the actual direct  premiums  written in the  following  year.  For example,  CIGA issued an assessment  in 2000  using  the 1999  direct  premiums  written  as the  initial assessment.  We began recouping the assessment on policies  effective January 1,
2001. Our initial  assessment will be adjusted to our actual premiums written in
2001. Any difference  between the actual and initial  premiums  written would be either refunded to the member insurer, in the case of lower actual premiums,  or an additional  assessment  imposed,  in the case of higher actual  premiums.  In addition,  any excess  assessments that we recoup would have to be paid to CIGA.
The CIGA assessments are recorded as an asset, which is reduced as we recoup the assessments.  On an on-going  basis,  we evaluate the asset for  impairment.  In
2000, CIGA assessed us 1% of the 1999 direct premiums  written for $1.2 million.
In 2001,  CIGA  assessed  us 2% of the 2000  direct  premiums  written  for $3.1 million.  In January  2002,  CIGA  assessed an  additional 2% of the 2000 direct written premiums for $3.1 million. These assessments are being recouped starting with policies effective January 1, 2001 through December 31, 2003.

     There  were no  assessments  by  non-California  states  in 2000 and  total assessments  by all other states were less than  $300,000 in 2001.  It is likely that  guarantee  fund  assessments  related to insolvent  workers'  compensation insurance companies will continue for the next several years.

     In February  2002,  California  enacted  Assembly Bill 749, or AB749.  This legislation will be effective for policies incepting on or after January 1, 2003 and will raise  benefits  paid to injured  workers over a four-year  period.  In
addition,   under  an  existing  insurance  statute,   certain  temporary  total
disability  claims  incurred  prior to  January  1, 2003 will  automatically  be increased to the new AB749 benefit levels on January 1, 2003. AB749 also changes an  earlier  court  decision  that  presumed  that an injured  worker's  primary treating provider's diagnosis and assessment of disability was correct and could not be challenged. Under AB749, this presumption will only apply to claims where the injured worker has  pre-designated,  prior to the occurrence of an injury, a primary treating  provider.  The primary treating provider  presumption has been one of the major reasons for the significant  escalation of California  workers'
compensation  claim costs over the past few years.  AB749 also limits the number of days of medical control by an employer or insurance company who uses a HCO to a maximum of 180 days. Previously, under certain circumstances, a HCO could give up to  365  days  of  medical  control.  On  February  28,  2002,  the  Workers'
Compensation Insurance Rating Bureau of California, or WCIRB, has estimated that the  impact of  AB749,  including  the  effect of  increased  utilization,  will increase  claims costs by  approximately  7% in 2003, 7.8% in 2004, 3.5% in 2005 and 2.9% in 2006.  The WCIRB  intends to  include  the impact of AB749 in future pure premium rates that are proposed to the California Department of Insurance.

     Besides  state  insurance  laws,  we are  subject to general  business  and corporation laws, federal and state securities laws,  consumer  protection laws, fair credit  reporting acts and other laws  regulating the conduct and operation of our subsidiaries.

Dividends

     Our insurance  subsidiaries are restricted by state law as to the amount of dividends  that can be declared and paid to us.  Moreover,  insurance  companies domiciled in California and Texas generally may not pay extraordinary  dividends without  providing the state insurance  commissioner with 30 days' prior notice,
during  which  period  the   commissioner   may  disapprove   the  payment.   An
"extraordinary  dividend" is generally  defined as a dividend  whose fair market value  together with that of other  dividends or  distributions  made within the preceding 12 months exceeds the greater of ten percent of the insurer's  surplus as of the  preceding  December 31 or the income of such insurer for the 12-month period ending on the preceding December 31.

     In addition,  our insurance subsidiaries may not pay a dividend without the prior approval of the state insurance  commissioner to the extent the cumulative amount of  dividends  or  distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned  funds (reduced by any  unrealized  gains included in such amount) on the insurer's statutory statement as of the previous
December 31. Based on its financial position as of December 31, 2001, California
Indemnity can pay $2.1 million in shareholder  dividends to CII Financial during calendar  year 2002  without  the prior  approval  of the  California  Insurance
Commissioner.  Commercial  Casualty,  CII  Insurance  and  Sierra  Texas can pay
$1,278,000,  $369,000 and $194,000, respectively to California Indemnity without prior approval of the applicable state insurance  commissioner.  On February 22,
2001 and September 6, 2001,  the  California  Department  of Insurance  approved dividends  of $5.0  million  each by  California  Indemnity  to us to  finance a portion of our debenture  exchange  offer and bond  retirement.  We are not in a position to assess the likelihood of obtaining  future  approval for the payment of  dividends  other  than  those  specifically  allowed  by law in  each of our subsidiaries' state of domicile.

     No prediction can be made as to whether any legislative  proposals relating to dividend rules in the domiciliary  states of our subsidiaries will be made or adopted in the future,  whether the  insurance  departments  of such states will impose either  additional  restrictions  in the future or a  prohibition  on the ability of our regulated  subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on our regulated subsidiaries.

Deposits and Other Requirements

     Our insurance  subsidiaries  are required by state  regulatory  agencies to maintain certain deposits for the benefit of policyholders or claimants and must also meet certain net worth and reserve requirements. Our insurance subsidiaries have assets on deposit for the benefit of  policyholders  in various states,  at fair value, totaling $153,268,000 at December 31, 2001.

Employees

     At December 31, 2001, we had a total of 317 full-time equivalent employees, which we refer to as FTEs,  grouped into  underwriting,  claims,  marketing  and administrative functions. With the completion of our 1997-1998 restructuring and the  commencement  of Nevada  operations in 1999, 130 of our FTEs are located at the  headquarters  in Las  Vegas,  while 87 work at the  Pleasanton,  California office,  and 63 work at the Burbank,  California  office.  In addition,  we have full-service branch offices in Denver,  Colorado and Dallas, Texas, which employ
18 and 16 FTEs  respectively.  We have two FTEs in Reno,  Nevada, and one FTE in
Kansas  City,  Missouri.  In December  2000,  we  transferred  our managed  care employees to the workers'  compensation  Health Care Organization unit of Sierra
Health and Life Insurance Company, which at December 31, 2001 totaled 83 FTEs.

Note on Forward-Looking Statements and Risk Factors

Forward-Looking Statements

     This  2001 Form  10-K  contains  "forward-looking  statements"  within  the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, both as amended.

     The  forward-looking  statements  regarding  CII  Financial's  business and results of  operations  should be  considered  by our  debenture  holders or any reader of our  business or  financial  information  along with the risk  factors discussed  below.  All statements  other than  statements of historical fact are forward-looking  statements for purposes of federal and state  securities  laws.
The cautionary  statements are made pursuant to the "safe harbor"  provisions of the Private Securities  Litigation Reform Act of 1995, as amended,  and identify important  factors that could cause our actual results to differ materially from those  expressed  in any  projected,  estimated  or  forward-looking  statements relating to us. These forward-looking  statements are identified by their use of
terms  and  phrases  such  as  "anticipate,"   "believe,"  "could,"  "estimate,"
"expect,"  "hope,"  "intend,"  "may,"  "plan,"  "predict,"  "project,"  "seeks,"
"will," "continue," and other similar terms and phrases, including references to assumptions.  Such  forward-looking  statements may be contained in the sections
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" and "Business," among other places.

     Although  we  believe  that  the  expectations  reflected  in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.

     In making these  statements,  we disclaim any  intention or  obligation  to address or update each factor in future filings or communications  regarding our business or results, and we do not undertake to address how any of these factors may have caused  changes to  discussions  or  information  contained in previous filings or communications.  In addition,  any of the matters discussed below may have affected our past results and may affect future results, so that our actual results  may  differ  materially  from  those  expressed  here  and in  prior or subsequent communications.

     We urge you to review carefully the section below,  "Risk Factors," in this
2001 Form 10-K for a discussion  of the risks  associated  with an investment in our securities.

Risk Factors Relating to CII Financial

     We may not be able to service our debt because of our operations structure.
     We are highly  dependent upon dividends from our insurance  subsidiaries to service our debt.  Our insurance  subsidiaries  are separate and distinct  legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the debentures,  whether by dividends,  loans or other payments.  In addition,  the payment of dividends and the making of loan advances to us by our subsidiaries  are, and will continue to be,  subject to statutory and regulatory restrictions.  In calendar year 2002,  without seeking the prior approval of the
California  Department of Insurance,  California  Indemnity  Insurance  Company,
which is our only direct  subsidiary,  can pay limited dividends to us that will be adequate to service the interest due on our debentures.

     A variety of factors beyond our control could affect the  profitability  of our insurance subsidiaries.
     The profitability of our insurance subsidiaries could be adversely affected by the following:

          o    Loss of premiums due to heightened competition;

          o    Inadequate   premium   rates,   especially   due  to   heightened
               competition, and miscalculations in the underlying loss costs and other factors in our rate filings and in underwriting accounts;

          o    Terrorist  acts that  directly  affect our  policyholders  or our ability to operate our business;

          o    A sustained and severe economic recession,  either in California, which accounts for approximately  70% of our premium revenue,  or which  affects the  construction  industry,  which  accounts  for approximately 25% of our premium revenue;

          o    Adverse loss development  resulting from unanticipated  increases or changes in our claims costs;

          o    Inability  or  unwillingness  of our  reinsurers  to honor  their contractual obligations;

          o    Significant   increases  in  our  reinsurance   costs  without  a
               corresponding increase in our premium rates;

          o    Inability to maintain our current level of  reinsurance  coverage at cost effective rates;

          o    Reduced  reinsurance  coverage,   which  exposes  us  to  greater
               retained risks;

          o    Significant declines in investment rates;

          o    New  legislation  or  regulations,  including  the  impact of new legislation  enacted  in  California  in 2002 that will  increase benefits  to injured  workers  starting  January  1, 2003,  which increase our costs  without a  corresponding  increase in premium revenues;

          o    A ratings  downgrade from insurance  rating agencies such as A.M.
               Best Company or Fitch Ratings; or

          o    Power  interruptions  in  California,  where  our  main  computer systems reside.

     We are controlled by Sierra Health  Services,  Inc. and Sierra's  interests may not be the same as the interests of the holders of our debentures.
     We are a wholly  owned  subsidiary  of  Sierra,  who can elect our board of directors  and  thereby  indirectly  control  our  policies  and  those  of  our subsidiaries,  including  mergers,  sales of assets  and  similar  transactions.
Sierra could cause CII Financial to pledge shares of its  subsidiaries,  subject to certain  regulatory  restraints and those  contained in the indenture for our debentures.  CII Financial has guaranteed Sierra's  obligations under its credit facility;  however, this guarantee is subordinated to our debentures.  Sierra is also the holder of  certain  promissory  notes  payable  by CII  Financial  Inc.
aggregating  $17.0 million under which principal and interest are due on demand.
These notes are  subordinated  to both our  debentures  and the guarantee of the secured  credit  facility.  The  interests  of Sierra may not be the same as the interests of the debenture holders.

     Because  of  its   commitment  to  the  Sierra  credit   facility  and  its
indebtedness, CII Financial may be restricted in its ability to obtain financing and pursue various business  opportunities.
     CII  Financial  is a  guarantor  of the Sierra  credit  facility,  which at
December  31,  2001 had a maximum  limit of $117.0  million.  In  addition,  CII
Financial had outstanding indebtedness totaling $36.2 million, consisting of the debentures and promissory notes payable to Sierra.  This commitment and the debt level may  restrict  CII  Financial's  ability  to obtain  financing  and pursue various business opportunities.

ITEM 2. PROPERTIES

     Our principal executive offices and the Las Vegas, Nevada branch office are comprised of 41,005 square feet of office space  subleased  from Sierra  through
December  31,  2002.  We have the  option to renew  yearly up to the term of the underlying  Sierra  lease which as of December 31, 2001 had 13 more years before it expires.  Our Northern  California branch office,  comprised of approximately
34,975 square feet of office space leased  through  October 31, 2002, is located in Pleasanton,  California.  Our Southern California branch office, comprised of
23,250 square feet of office space leased through September 30, 2003, is located in Burbank,  California.  We also lease space in other  locations  where we have operations and believe our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are  subject to  various  claims and other  litigation  in the  ordinary course of our business. Such litigation includes workers' compensation claims by injured  workers and by providers for payment for medical  services  rendered to injured workers.  In the opinion of our management,  the ultimate  resolution of pending legal  proceedings is not expected to have a material  adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     All of our common stock is owned by Sierra Health Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

     The table below presents our selected  consolidated  financial  information for the years  indicated.  The  table  should  be read in  conjunction  with the
Consolidated  Financial Statements and the related Notes thereto,  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
other  information  which appears elsewhere in this 2001 Form 10-K. The selected consolidated  financial data below, as of December 31, 2001, 2000, 1999 and 1998 and for each of the years in the five-year  period ended  December 31, 2001, has
been  derived  from  our  audited   Consolidated   Financial   Statements.   The
consolidated  financial data at December 31, 1997 was derived from our unaudited consolidated financial statements for that year.

                                                                       Years Ended December 31,
                                             2001               2000             1999             1998           1997
(In thousands)                               ----               ----             ----             ----           ----
Income Statement Data:
Direct written premiums.................   $187,129           $203,268         $148,824         $153,914       $135,580
                                            =======            =======          =======          =======        =======

Net written premiums....................   $174,048           $125,748         $ 85,097         $134,147       $130,597
                                            =======            =======          =======          =======        =======

Net earned premiums.....................   $173,215           $125,555         $ 82,955         $134,274       $129,197
Net investment income
   and net realized gains...............     15,867             14,454           15,395           20,229         17,361
                                            -------            -------          -------          -------        -------

   Total revenues.......................    189,082            140,009           98,350          154,503        146,558

Total costs and expenses................    186,012            152,061           91,255          136,625        135,745
                                            -------            -------          -------          -------        -------

Income (loss) before federal
    income taxes and
       extraordinary gain...............      3,070            (12,052)           7,095           17,878         10,813

Federal income tax expense (benefit)....      1,447             (3,669)           3,602            4,166            272
                                            -------            -------          -------          -------        -------

Income (loss) before extraordinary gain.      1,623             (8,383)           3,493           13,712         10,541

Extraordinary gain from debt
    extinguishment, net of tax..........        362                654              111               48              2
                                            -------            -------          -------          -------        -------

Net income (loss).......................   $  1,985           $ (7,729)        $  3,604         $ 13,760       $ 10,543
                                            =======            =======          =======          =======        =======

                                                                          Years Ended December 31,
                                                 2001              2000             1999              1998           1997
                                                 ----              ----             ----              ----           ----
Combined Ratios:
GAAP Combined Ratio:
  Loss and LAE ratio..................           81.18%           87.52%            74.08%            70.26%         72.24%
  Underwriting expense ratio..........           24.05            26.61             31.32             28.45          29.67
  Policyholders dividends.............             .85             1.73               .13
                                                ------           ------            ------             -----         ------
  Combined ratio......................          106.08%          115.86%           105.53%            98.71%        101.91%
                                                ======           ======            ======             =====         ======

Statutory Combined Ratio:
  Loss and LAE ratio..................           82.74%           91.65%            78.73%            71.03%         72.24%
  Underwriting expense ratio..........           24.18            28.30             32.48             28.92          29.56
  Policyholders dividends.............            1.39              .34
                                                ------           ------            ------             -----         ------
  Combined ratio......................          108.31%          120.29%           111.21%            99.95%        101.80%
                                                ======           ======            ======             =====         ======

                                                                                December 31,
                                                 2001             2000              1999              1998           1997
(In thousands)                                   ----             ----              ----              ----           ----
Balance Sheet Data:
Total cash, cash equivalents and
  invested assets.....................        $261,285          $247,151         $226,572          $283,509       $278,479
Total assets..........................         521,473           533,602          404,338           379,880        343,022
Total debt............................          19,187            47,059           50,498            51,251         54,467
Total liabilities.....................         456,037           470,250          338,285           305,933        285,452
Total stockholder's equity............          65,436            63,352           66,053            73,947         57,570
Dividends paid........................          None               2,637           None              None           None

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with  the  Consolidated  Financial  Statements  and  related  Notes thereto. The information contained below may be subject to risk factors. We urge you to review  carefully the section "Risk Factors" in this 2001 Form 10-K for a more  complete  discussion  of the risks  associated  with an  investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item
1.

     Our   operating   results  are   primarily  the  results  of  our  workers'
compensation insurance subsidiaries and consist of underwriting profit/loss, net investment income, net realized  gains/losses,  other  income/expense,  interest expense on the old junior  subordinated  debentures and  intercompany  debt, and income taxes.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in conformity with accounting  principles  generally  accepted in the United States of America.  In preparing  these  financial  statements,  we are  required  to  make  judgments, assumptions and estimates,  which we believe are reasonable and prudent based on
the  available  facts  and  circumstances.   These  judgments,  assumptions  and
estimates  affect certain of our revenues and expenses and their related balance sheet accounts and the disclosure of our contingent  assets and liabilities.  We base our assumptions and estimates  primarily on past historical  experience and factor in known and projected  trends.  On an on-going basis, we re-evaluate our selection of  assumptions  and the method of calculating  our estimates.  Actual results,  however,  may differ from our calculated estimates and this difference would be reported in our current  operations.  The following  discusses our most critical accounting policies and estimates.

     Loss and loss adjustment expenses,  or LAE, are based upon the accumulation of cost estimates for reported claims  occurring during the period as well as an estimate for losses that have occurred but have not yet been reported.  We use a variety of actuarial  projection methods to make these estimates and we must use our  judgment in  selecting  development  factors and assumed  trends.  Workers'
compensation  claims can be paid out over a  substantial  number of years due to certain  lifetime  benefits.  In  addition,  the period  between when a claim is reported  to us and when the injury  occurred  could be longer than one year and when we are no  longer  insuring  the  account.  Loss  and LAE  reserves  have a significant  degree of uncertainty  when related to their  subsequent  payments.
Although our reserves are established on the basis of a reasonable estimate,  it is not only  possible  but  probable  that our  reserves  will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited  to,  uncertainty  in  development  patterns,  unanticipated inflationary  trends affecting the services  covered by the insurance  contract, adverse legal  outcomes and new  interpretations  of  legislation or of disputed contract  provisions  that  result in our  having  to  provide  new or  extended benefits.  This  uncertainty  can result in both  adverse  as well as  favorable
development  of  actual  subsequent   activity  when  compared  to  the  reserve
established.  Any  subsequent  change in loss and LAE reserves  established in a prior year would be reflected in the current year's operating results.

     Reinsurance recoverable primarily represents the estimated amount of unpaid loss and LAE reserves  that would be  recovered  from our  reinsurers  and, to a lesser extent, amounts billed to the reinsurers for their portion of paid losses and LAE  claims.  Reinsurance  receivable  for ceded paid  claims is recorded in accordance  with the terms of the agreements  and  reinsurance  recoverable  for unpaid  losses  and LAE is  estimated  in a manner  consistent  with  the  claim liability associated with the reinsurance policy. Any significant changes in the underlying  claim  liability  could  directly  affect the amount of  reinsurance recoverable.  Reinsurance  recoverable,  including  amounts  related to paid and unpaid  losses,  are  reported as assets  rather than a reduction of the related liabilities.  Reinsurance  contracts do not relieve us from our  obligations  to injured workers or policyholders.  If our reinsurers were to fail to honor their obligations  because of insolvency  or disputed  contract  provisions,  we could incur significant  losses. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

     Deferred   income  tax  assets  and   liabilities   result  from  temporary
differences  between the tax basis of assets and  liabilities  and the  reported amounts in the consolidated  financial statements that will result in taxable or deductible amounts in future years. Our temporary  differences arise principally
from  certain  net  operating  losses,  accrued  expenses,   reserves  that  are
discounted for tax return  purposes and  depreciation.  We regularly  review our deferred  tax assets for  recoverability  based on  historical  taxable  income, projected  future taxable income and the expected timing of the reversals of the existing  temporary  differences.  We have established a valuation  allowance to reflect our  inability to fully use tax benefits  from certain  prior  operating losses currently or in the near future.

     In  addition  to  the  most  critical  accounting  policies  and  estimates discussed  above,  other areas  requiring us to use  judgment,  assumptions  and estimates  include,  but are not  limited  to,  earned  but  unbilled  premiums, allowances for doubtful  receivables,  litigation and legal settlement costs and accruals, other accrued liabilities, accrued payroll and taxes, unearned premium revenue,  policyholders'  dividends and retrospective rated premium accruals and contingent assets and liabilities.

     For a more  extensive  discussion of our  accounting  policies,  see Note 2
"Summary of Significant  Accounting Policies",  in the Notes to the Consolidated
Financial Statements.

Results of Operations for the Year Ended December 31, 2001
Compared to the Year Ended December 31, 2000

     Our income before taxes and extraordinary  gains increased by $15.1 million for the year ended 2001  compared to 2000.  The major  components  of the change were:

     o    $47.7 million increase in net earned premiums;

     o    $1.4 million  increase in  investment  income,  including net realized gains;

     o    $30.7 million increase in net loss and loss adjustment expenses;

     o    $7.9 million increase in policy acquisition costs; and

     o    $4.6 million decrease in general, administrative and other expenses.

     Revenues:

     Our revenue is comprised of net earned premiums,  net investment income and net realized  gains/losses.  Total  revenue  increased by 35% for the year ended
December 31, 2001 compared to 2000.  The increase was largely due to a reduction in the amounts ceded to our reinsurers offset by a decrease in written premiums.
The components  driving the decrease in written premiums included a 29% decrease in production  growth  partially  offset by a 31% composite  increase in premium rates for all states.

     Net earned premiums are the end result of direct written premiums, plus the change in unearned  premiums,  plus premiums  assumed,  less  premiums  ceded to reinsurers.  Our direct written premiums  decreased by 7.9% due primarily to the decline in production growth in California,  which is attributable to our rising premium rates.  Offsetting the decrease in direct written  premiums was an 82.7%
decrease in premiums  ceded to our  reinsurers,  which was due  primarily to the expiration of our low level reinsurance agreement on June 30, 2000 and new lower cost  reinsurance  agreements,  all of which reduced the  percentage of premiums being ceded.

     As compared to the low level reinsurance agreement that expired on June 30,
2000, the new  reinsurance  agreements  will result in higher net earned premium revenues,  as we retain more of the premium  dollars,  but also will lead to our keeping more of the  incurred  losses.  This  resulted in a higher loss and loss adjustment  expense,  or LAE, ratio as the percentage increase in the additional incurred  losses was greater  than the  percentage  increase  in the  additional premiums  retained.  The  effect  on the  balance  sheet of the new  reinsurance agreements  compared to the low level  reinsurance  agreements has resulted in a lower amount of reinsurance recoverables,  and due to the length of time that it typically  takes to fully pay a claim,  we have  already seen an increase in our operating cash flow and amounts available to be invested.

     The  following  table shows a comparison  of direct  written  premiums,  by state, for the years ended December 31, 2001 and 2000:

                                                             Years Ended December 31,
                                                  2001       % of Total          2000           % of Total
                                                  ----       ----------          ----           ----------
       (dollars in millions)
       California...........................     $134.8         72.1%           $155.6             76.5%
       Colorado.............................       17.5          9.4              16.7              8.2
       Nevada...............................       18.6          9.9              15.5              7.6
       Texas................................        9.6          5.1               7.8              3.9
       Other States.........................        6.6          3.5               7.7              3.8
                                                  -----        -----             -----            -----
         Total..............................     $187.1        100.0%           $203.3            100.0%
                                                  =====        =====             =====            =====

     As shown in the preceding table, our largest premium state, California, had the largest  decrease in written  premiums.  The decrease was primarily due to a
28% decline in the number of inforce  policies during 2001. The drop in our item count was  offset by average  premium  rate  increases  on  California  renewing policies  of  approximately  38% for the  year  ended  December  31,  2001.  The market-pricing environment in California has become more favorable since 1999 in reaction to industry-wide  losses in the workers'  compensation line,  increased reinsurance  costs and from  competitors  exiting the market and  firming  their pricing.  Countering  the  decline in  California,  Nevada,  Colorado  and Texas written premiums increased by 20%, 5%, and 23%, respectively.

     Premiums inforce are an indicator of future written premium trends. Inforce premiums are the total estimated  annual  premiums of all policies  inforce at a point in time.  Total inforce  premiums  decreased by 5.7% to $168.4  million at
December 31, 2001 compared to the prior year. This decline  supports the slowing trend in premiums  written,  especially in  California,  due largely to business lost because of the higher premium rate increases we have been trying to obtain.
The number of inforce policies at December 31, 2001 also dropped by 23.6% during the past twelve months.

     Effective  July 1, 1998,  we entered into what we refer to as a "low level"
reinsurance agreement. See Losses and Loss Adjustment Expenses below for further details on this  agreement.  The  favorable  terms of the low level  reinsurance agreement  provided us with an improved  loss ratio,  as we ceded a  significant amount of losses to the reinsurer.  Since the low level  agreement began run-off in July  2000,  the  amount  of  premium  ceded  has  declined  and we have been receiving payments from the reinsurer over the past year which has resulted in a positive cash flow from operations during 2001.

     The $401,000 or 3% increase,  in net  investment  income for the year ended
December  31,  2001,  compared to the prior  period,  is a direct  result of our positive cash flow offset by a decrease in our average investment yield.

     We had net realized  gains of $392,000 for the year ended December 31, 2001 compared to net realized losses of $620,000 in 2000. We have tried to manage our investment  portfolio  to  minimize  unplanned  sales of our  available-for-sale investments.

     Losses and Loss Adjustment Expenses:

     The $30.7  million  increase in net losses and LAE is  attributable  to the following:

     o    Approximately  $32.9 million in additional  loss and LAE is related to the increase in net earned premiums in 2001 compared to 2000.

     o    In 2001, we recorded $8.7 million of net adverse loss  development for prior accident years compared to net adverse loss development of $23.3 million  recorded in 2000.  The net adverse  development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation  industry.  See our discussion above in Item 1, "Business - Losses and Loss Adjustment Expenses."

     o    We are  establishing a higher loss and LAE ratio for the 2001 accident year,  which  has  resulted  in an  increase  of  approximately  $12.4 million. The majority of the increase is due to the termination of the low level  reinsurance  agreement on June 30, 2000, which results in a higher  risk  exposure  on  policies  effective  after that date and a higher amount of net incurred loss and LAE.

     Under our low level  reinsurance  agreement,  we reinsured 30% of the first
$10,000 of each claim,  75% of the next  $40,000 and 100% of the next  $450,000.
The maximum net loss  retained on any one claim ceded under this  agreement  was
$17,000.  This  agreement  covered  all  policies  inforce  at July 1,  1998 and continued  until June 30, 2000 when we executed an option to extend  coverage to all policies  inforce as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000 and less than $500,000.  This agreement  terminated after one year on a cut-off  basis and  covered  claims  with dates of injury to June 30,  2001.  We already had an existing excess of loss  reinsurance  agreement that covered 100%
of the losses above $500,000.  The latter reinsurance  agreement is a fixed rate multi-year contract that will expire December 31, 2002. We intend to exercise an option to extend coverage for claims  occurring on policies  inforce at December
31, 2002.

     As a percentage of net earned premiums, the loss and LAE ratio for the year ended  December 31, 2001 was 81.2% compared to 87.5% for 2000. The 2001 calendar year net loss ratio was  impacted by the $8.7  million net adverse  development, which  represents  5.0  percentage  points of the loss ratio,  compared to $23.3 million of net adverse  development  recorded during 2000, which represents 18.6 percentage  points of the loss ratio.  In addition,  the  expiration  of the low level  reinsurance  agreement  is  resulting  in a higher  loss and LAE ratio on policies effective after June 30, 2000 as we are keeping more of the losses.

     Underwriting Expenses:

     Underwriting  expenses  consist  of  policy  acquisition  costs  and  other underwriting  costs.  Policy  acquisition  costs  are  those  expenses  that are directly  related  to,  and vary  with,  written  premiums.  Examples  of policy acquisition  costs are  commissions  and allowances  paid to agents and brokers, premium taxes,  boards and bureau fees and certain operating  expenses primarily related to our  underwriting and marketing  departments.  The increase in policy acquisition  costs of $7.9 million for the year ended December 31, 2001 compared to 2000 is primarily  attributable to reductions in ceded  commissions  received relating to the low level reinsurance  agreement.  As a percentage of net earned premiums,  the underwriting expense ratio, including  policyholders'  dividends, was 24.9% in 2001  compared  to 28.3% in 2000.  The  improvement  in the expense ratio was due in part to higher net  earned  premiums,  which  provides a larger base to spread our fixed costs,  smaller growth in personnel  expenses and lower agents' commissions and allowances.

     General, Administrative and Other Expenses:

     Included  in  general,   administrative   and  other   expenses  are  other
underwriting  expenses  of $12.3  million for the year ended  December  31, 2001 compared  to  $12.0  million  for the  prior  year  period.  Also  included  are policyholders'  dividends of $1.5  million for the year ended  December 31, 2001 compared to $2.2 million in 2000.  The majority of the  dividends are for Nevada participating  policies and represent 0.8% of 2001 net earned premiums  compared to 1.7% of 2000 net earned  premiums.  In addition,  during  2000,  we wrote-off capitalized costs of $3.0 million on an information system software project that
was  canceled   because  the  vendor  was  unable  to  fulfill  its  contractual obligations.

     Combined Ratio:

     The combined ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our  combined  ratio was 106.1% for the year ended  December  31,  2001 compared to 115.8% for the same period in 2000.  The decrease was  primarily due to a lower loss and LAE ratio of 6.3  percentage  points,  a lower  underwriting expense ratio of 2.5  percentage  points,  and a lower  policyholders'  dividend ratio of 0.9 percentage points.

     Income Taxes:

     For the year ended  December 31, 2001,  we recorded a tax provision of $1.5 million  compared to a tax benefit of $3.7 million in 2000.  The  effective  tax rate was 45% for 2001  compared to 33% for 2000.  The effective tax rate differs from the statutory tax rate  primarily as a result of tax preferred  investments and the valuation allowance.

     In 2001, we recorded a valuation allowance benefit of $0.4 million compared to a  valuation  allowance  provision  of $1.1  million  in 2000.  Under the tax sharing  agreement with Sierra,  valuation  allowances have been established for the net  deferred tax assets of CII  Financial  as they can only  utilize  these benefits  to the extent they  generate or realize  separate  return  income.  We believe  that  it  is  more  likely  than  not  that  CII  Financial  will  have insufficient income to fully utilize these benefits. During 2001, as a result of the gain from the debenture  exchange  described under  "Debentures"  below, CII
Financial was able to realize a portion of the  previously  valued  deferred tax assets, resulting in the valuation allowance benefit described above.

Results of Operations for the Year Ended December 31, 2000
Compared to the Year Ended December 31, 1999

     Our income before taxes and extraordinary  gains decreased by $19.1 million for the year ended 2000  compared to 1999.  The major  components  of the change were:

     o  $42.6 million increase in net earned premiums;

     o  $0.9 million decrease in investment income, including realized losses;

     o  $48.4 million increase in loss and loss adjustment expenses;

     o  $10.1 million increase in policy acquisition costs; and

     o  $2.4 million increase in general, administrative and other expenses.

     Revenues:

     Our revenue is comprised of net earned premiums,  net investment income and net realized  gains/losses.  Total  revenue  increased by 42% for the year ended
December  31, 2000  compared to 1999.  The  increase was largely due to a larger amount of written premiums.  The components increasing written premiums included a 18%  composite  increase in premium rates for all states and a 24% increase in production growth.

     Net earned premiums are the end result of direct written premiums, plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written  premiums  increased by 37% due  primarily to growth in  California  and
Nevada.  Partially  offsetting  the  growth in direct  written  premiums  was an increase in premiums ceded to reinsurers,  which increased by 22%. The growth in ceded reinsurance  premiums was lower than the growth in direct written premiums primarily due to the expiration of our low level  reinsurance  agreement on June
30, 2000 and new lower cost  reinsurance  agreements,  all of which  reduced the percentage of premiums being ceded.

     As compared to the low level reinsurance agreement that expired on June 30,
2000, the new lower cost reinsurance agreements will result in higher net earned premium revenues,  as we will be retaining more of the premium dollars, but also lead to our keeping  more of the  incurred  losses.  This may result in a higher loss and LAE ratio if the percentage  increase in the additional incurred losses should be greater than the  percentage  increase in the  additional  premiums we retained.  The  effect on the  balance  sheet will  result in a lower  amount of reinsurance  recoverables.  However, due to the length of time that it typically takes to fully pay a claim,  we should see an  increase in cash flow and amounts available to be invested.

     The  following  table shows a comparison  of direct  written  premiums,  by state, for the years ended December 31, 2000 and 1999:

                                                             Years Ended December 31,
                                                  2000       % of Total         1999            % of Total
                                                  ----       ----------         ----            ----------
       (dollars in millions)
       California...........................     $155.6         76.5%           $120.5             80.9%
       Colorado.............................       16.7          8.2              12.3              8.3
       Nevada...............................       15.5          7.6               2.6              1.8
       Texas................................        7.8          3.9               7.2              4.8
       Other States.........................        7.7          3.8               6.2              4.2
                                                  -----        -----             -----            -----
         Total..............................     $203.3        100.0%           $148.8            100.0%
                                                  =====        =====             =====            =====

     As shown in the preceding table, our largest premium state, California, had the largest  increase in written  premiums.  We have obtained an average premium rate increase on California  renewing policies of approximately 26% for the year ended December 31, 2000 and  approximately  36% for policies that renewed in the second half of the year. The market-pricing environment in California has become more favorable to insurers since 1999 in reaction to industry-wide losses in the workers'  compensation  line,  increased  reinsurance costs and from competitors exiting from the market and firming their pricing.  In Nevada,  we began writing premiums on July 1, 1999, which was the first date private carriers were allowed to issue workers' compensation policies in the state.

     Premiums inforce are an indicator of future written premium trends. Inforce premiums are the total estimated  annual  premiums of all policies  inforce at a point in time.  Total  inforce  premiums  increased by 15% to $178.7  million at
December  31, 2000  compared  to the prior year.  Total  inforce  premiums  have dropped by 6% from its  highest  point in the last  twelve  months  which was in
August  2000.  This  indicates a potential  slowing  trend in premiums  written, especially  in  California,  due largely to business  lost because of the higher premium  rate  increases  we have been  trying to obtain.  The number of inforce policies at December 31, 2000 has also dropped by 6.6% from its highest point in the last twelve months, which was also August 2000.

     Effective  July 1, 1998,  we entered into what we refer to as a "low level"
reinsurance agreement. See Losses and Loss Adjustment Expenses below for further details on this  agreement.  The  favorable  terms of the low level  reinsurance agreement  provided us with an improved loss ratio as we reinsured a significant amount of losses  to the  reinsurer.  However,  the ceded  premiums  we paid the reinsurer  reduced the cash  available for investment  and  temporarily  created negative cash flow for us. The $702,000 or 4% reduction in net investment income for the year ended December 31, 2000,  compared to the prior period, is due to a reduction in  investments  primarily  because of higher ceded  premiums  paid to reinsurers in 2000.

     We had net realized losses of $620,000 for the year ended December 31, 2000 compared to net realized losses of $381,000 for the prior period.  We have tried
to  manage  our  investment   portfolio  to  minimize  unplanned  sales  of  our
available-for-sale investments.

     Losses and Loss Adjustment Expenses:

     The  $48.4  million  increase  in  losses  and LAE is  attributable  to the following:

     o    Approximately  $26.4 million of the increase is related to our premium growth.

     o    For the year ended  December 31, 2000 compared to 1999, we recorded an increase of $13.4  million in net adverse loss  development  for prior accident  years.  For the year ended  December 31,  2000,  we recorded
          $23.3 million of net adverse loss  development,  primarily for 1996 to
          1999 accident years,  compared to net adverse loss development of $9.9 million  recorded in 1999,  primarily for 1996 to 1998 accident years.
          The net  adverse  development  recorded in 1999 and 2000 for the prior accident years was largely  attributable to higher costs per claim, or claim  severity,  in  California.  Higher  claim  severity  has  had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry.  See our discussion  above in Item 1, "Business - Losses and
          Loss Adjustment Expenses."

     o    We established a higher loss and LAE ratio for the 2000 accident year, which has  resulted  in a year over year  increase  in loss and LAE of approximately $8.6 million. The majority of the increase is due to the termination of the low level  reinsurance  agreement on June 30, 2000, which  results in a higher risk exposure on policies  effective  after that  date and a  higher  amount  of net  incurred  loss  and LAE.  In addition,  in light of the net adverse loss development we recorded in the fourth quarter of 1999 of $9.9 million, the lower premium rates on policies  written in 1999 and trends in health care costs, we believed it prudent to establish  the 2000  accident  year reserves at a higher rate.

     Under our low level  reinsurance  agreement,  we reinsure  30% of the first
$10,000 of each claim,  75% of the next  $40,000 and 100% of the next  $450,000.
The maximum net loss  retained  on any one claim ceded under this  agreement  is
$17,000.  This  agreement  covered  all  policies  inforce  at July 1,  1998 and continued  until June 30, 2000 when we executed an option to extend  coverage to all policies  inforce as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.

     As a percentage of net earned premiums, the loss and LAE ratio for the year ended  December  31, 2000 was 87.5%  compared  to 74.1% for 1999.  The 2000 loss ratio was significantly  impacted by the $23.3 million net adverse  development, which represents  18.6% of net earned premiums  compared to the $9.9 million net adverse  development in 1999, which represents 12.0% of net earned premiums.  In addition,  the expiration of the low level reinsurance agreement is resulting in a higher loss and LAE ratio on policies  effective after June 30, 2000 as we are keeping more of the losses.

     Underwriting Expenses:

     Underwriting  expenses  consist  of  policy  acquisition  costs  and  other underwriting  costs.  Policy  acquisition  costs  are  those  expenses  that are directly  related  to,  and vary  with,  written  premiums.  Examples  of policy acquisition  costs are  commissions  and allowances  paid to agents and brokers, premium taxes,  boards and bureau fees and certain operating  expenses primarily related to our  underwriting and marketing  departments.  The increase in policy acquisition costs of $10.1 million for the year ended December 31, 2000 compared to 1999 is  primarily  attributable  to the  increase  in net  earned  premiums.
Included  in the 2000  expenses  are the effects of the run-off of the low level reinsurance agreement and its related reduction in ceding commissions, which has resulted  in an increase in policy  acquisition  costs of $3.2  million in 2000.
Other  underwriting  expenses  decreased  by $2.7  million  for the  year  ended
December  31, 2000  compared to 1999 due to cost  containment  measures  that we initiated.  As a percentage of net earned  premiums,  the  underwriting  expense ratio, including  policyholders'  dividends, was 28.3% in 2000 compared to 31.5%
in 1999.  The  improvement  in the  expense  ratio was due in part to higher net earned premiums, which provides a larger base to spread our fixed costs, smaller growth in personnel expenses and lower agents' commissions and allowances.

     General, Administrative and Other Expenses:

     Included  in  general,   administrative   and  other   expenses  are  other
underwriting  expenses  of $12.0  million for the year ended  December  31, 2000 compared  to  $14.7  million  for the  prior  year  period.  Also  included  are policyholders'  dividends of $2.2  million for the year ended  December 31, 2000 compared to $0.1 million in 1999.  The majority of the  dividends are for Nevada participating  policies and represent 1.7% of 2000 net earned premiums  compared to 0.1% in 1999. In addition,  in 2000, we wrote-off  capitalized  costs of $3.0 million on an information  system software project that was canceled because the vendor was unable to fulfill its contractual obligations.

     Combined Ratio:

     The combined ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our  combined  ratio was 115.8% for the year ended  December  31,  2000 compared to 105.5% for the same period in 1999.  The increase was  primarily due to a higher  loss and LAE ratio of 13.4  percentage  points  and  policyholders'
dividends ratio of 1.6 percentage  points,  offset slightly by a decrease in the underwriting  expense ratio of 4.7 percentage  points.  The increase in the loss and LAE ratio was due to:

     o    Increase  in  net  adverse  loss  development   which  represents  6.6
          percentage points of the change in the loss and LAE ratio; and

     o    Higher loss and LAE ratio on the 2000  accident  year of $8.6 million, which  represents 6.8 percentage  points of the change in the loss and
          LAE ratio.

     Income Taxes:

     For the year ended  December  31,  2000,  we recorded a tax benefit of $3.7 million  compared to a tax provision of $3.6 million in 1999.  The effective tax rate was 33% for the 2000 period  compared to 50% for the 1999.  The decrease in the  effective  tax rate for  2000  relates  primarily  to the  decrease  in tax preferred  investments and the change in valuation allowances as a percentage of pre-tax income compared to 1999.

     For the years  ended  December  31, 2000 and 1999,  we  recorded  valuation allowances of $1.1 million and $1.2 million, respectively. Under the tax sharing agreement with Sierra,  valuation  allowances have been  established for the net deferred tax asset of CII Financial as they can only utilize  these  benefits to the extent they generate or realize  separate return income.  We believe that it is more likely than not that CII Financial will have insufficient  future income to fully utilize these tax benefits.

Liquidity and Capital Resources

     Our  insurance  subsidiaries  require  liquidity  to pay policy  claims and benefits,  operating  expenses,  income  taxes and to purchase  fixed  assets to maintain and enhance their operations. The source of our insurance subsidiaries'
funds come from the premiums they collect,  the investment  income they earn and receipts from their reinsurers.  The liquidity requirements of our non-insurance operations,  which are  essentially  the holding  company,  CII  Financial,  are substantially  all  related  to  the  servicing  of  interest  payments  on  our debentures and the payment of our debentures at maturity.

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

Cash Flows

     We had positive cash flows from  operating  activities of $27.6 million and
$16.2 million for the years ended December 31, 2001 and 2000, respectively.  The primary  source of cash for 2001 was due to the  decrease  in the balance of our reinsurance  recoverable  on paid and unpaid  losses of $29.1  million and $11.2 million from an increase in loss and LAE  reserves.  This was offset by a use of cash of $11.1  million  due to the  decrease  in the ceded  reinsurance  premium payable. The decrease in reinsurance  recoverable and ceded reinsurance premiums payable is due to the  expiration of the low level  reinsurance  agreement.  Our positive  cash  flow for 2000 was  largely  due to an  increase  in loss and LAE reserves of $130.2  million plus an increase of $4.5  million for  depreciation, amortization and asset impairment,  which were partially offset by a net loss of
$7.7  million  and an  increase in  reinsurance  recoverable  on paid and unpaid losses of $115.3 million.

     Our net cash used in investing  activities  was $37.5  million for the year ended December 31, 2001 compared to net cash provided by investing activities of
$700,000  for 2000.  Net  capital  expenditures  in 2001 were $2.2  million  and
$839,000 in 2000. We  anticipate  our capital  expenditures  to  approximate  $2 million to $4 million per year over the next  several  years.  Net cash used for the purchase of investments was $27.8 million during 2001.

     Our net cash used in  financing  activities  was $10.2  million in 2001 and
$5.1 million in 2000.  We used $21.5  million for the exchange  offer on our old junior  subordinated  debentures  described  below under  "Debentures"  and $5.7 million  for the  retirement  of the  remaining  $5.0  million of our old junior subordinated  debentures  and the payment of  interest.  We obtained  loans from
Sierra of $17.0 million in 2001 that were used for the exchange offer.  The cash used in 2000 was for the repurchase of our old junior subordinated debentures in the open market and a dividend of $2.6 million paid to Sierra.

Debentures

     In September  1991, CII Financial  issued 7 1/2%  Convertible  Subordinated
Debentures  (the "old junior  subordinated  debentures")  of which $47.1 million were outstanding at March 31, 2001. The old junior subordinated  debentures were neither  assumed  nor  guaranteed  by Sierra and were  subordinated  to Sierra's credit facility debt. Interest on the old junior subordinated debentures was due semi-annually on March 15 and September 15, and they matured September 15, 2001.
Each $1,000 in principal was  convertible  into 25.382 shares of common stock of
Sierra at a conversion price of $39.398 per share.

     CII Financial  anticipated that it would not have readily available sources of cash to pay the old junior  subordinated  debentures when they were scheduled to mature in September 2001 and initiated a proposed  exchange offer in December
2000. To facilitate the exchange,  CII Financial received loans of $17.0 million
from  Sierra  and  California   Indemnity  Insurance  Company,  a  wholly  owned
subsidiary  of  CII  Financial,   and  obtained  approval  from  the  California
Department of Insurance to pay a dividend of $5.0 million to CII  Financial.  On
May 7, 2001,  CII Financial  closed its exchange  offer for $42.1 million of its outstanding old junior  subordinated  debentures.  CII Financial purchased $27.1 million in  principal  amount of old junior  subordinated  debentures  for $20.0 million in cash and issued $15.0  million in our 9 1/2% senior  debentures,  due
September  15, 2004,  in exchange for $15.0  million in old junior  subordinated debentures.  The transaction resulted in an extraordinary gain of $557,000 and a corresponding tax provision of $195,000. See Note 7 of the Notes to Consolidated
Financial  Statements  for an  explanation  of the  accounting  treatment of the transaction.

     In September 2001,  California  Indemnity  Insurance Company, or California
Indemnity,  received approval from the California Department of Insurance to pay an additional $5.0 million dividend to CII Financial,  which used these funds to fully pay the remaining $5.0 million in old junior subordinated  debentures that matured on September 15, 2001.

     Our 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
March 15 and September 15 of each year,  commencing on September 15, 2001. The 9
1/2%  senior  debentures  rank  senior to  outstanding  notes  payable  from CII
Financial to Sierra and CII Financial's  guarantee of Sierra's  revolving credit facility.  CII Financial  expects to service the 9 1/2% senior  debentures  from cash  flows,  primarily  from  dividends  that  will be  paid  by its  insurance subsidiaries from their future earnings.

     Under the terms of the indenture  relating to the 9 1/2% senior debentures, the debentures may be redeemed by CII Financial at any time at premiums starting at 110% and declining to 100% for redemptions  after April 1, 2004. In the event of a change in control of CII Financial,  the debenture holders may require that
CII Financial  repurchase them at the then  applicable  redemption  price,  plus accrued and unpaid interest.  The indenture also places limitations on incurring certain  types of debt,  creating  liens,  disposing of assets,  making  certain dividend  payments or other  distributions  and entering into  transactions with affiliates.  In addition, any excess cash flow, as defined in the indenture,  is to be offered to  debenture  holders to redeem the 9 1/2% senior  debentures  at
100% of the principal amount (without premium) plus accrued and unpaid interest.

Sierra Revolving Credit Facility

     Sierra has a bank credit  facility and, at June 30, 2000,  was in breach of certain of its financial covenants  (leverage ratio,  consolidated net worth and fixed charges coverage  ratio).  In consideration of the banks granting a waiver of compliance,  in August 2000,  CII Financial  became a guarantor of the Sierra credit  facility  debt.  The guaranty of the bank debt ranked  senior to the old junior  subordinated  debentures.  The  waivers  expired on October 31, 2000 and
Sierra  received a notice of default  from the banks on  November  8, 2000.  The credit  facility was amended and restated on December 15, 2000.  In May 2001, to facilitate the exchange  offer,  the credit  facility was amended to subordinate the credit facility debt to our 9 1/2% senior debentures.

     Under the terms of the revolving credit facility,  capital contributions to us from  Sierra in excess of $12  million  that we used to repay the old  junior subordinated debentures required Sierra to reduce permanently an equal amount of the  outstanding  balance of its credit facility  commitment.  Subject to normal qualifications  and exceptions,  Sierra has covenants that,  among other things, will  restrict  the  ability  of  Sierra  and its  subsidiaries,  including  CII
Financial,  to  dispose of  assets,  incur  indebtedness,  pay  dividends,  make investments,  loans  or  advances,  make  acquisitions,  engage  in  mergers  or consolidations,  or make  capital  expenditures  and  which  otherwise  restrict certain  corporate  activities.  In addition,  Sierra is required to comply with specified  financial ratios,  as defined in the new credit agreement,  including minimum interest  coverage ratios and leverage ratios.  Since December 15, 2000,
Sierra  believes it has been in compliance  with the financial  covenants of the new credit agreement.

Other

     CII Financial is a holding company and its only significant  assets are its investment in California  Indemnity  Insurance  Company.  Of the $8.6 million in cash and cash equivalents held at December 31, 2001,  approximately $8.1 million were designated for use only by the regulated insurance companies.

     CII Financial has limited  sources of cash and is dependent  upon dividends paid by California Indemnity. Our insurance subsidiaries are restricted by state law as to the amount of dividends that can be declared and paid to us.

     Moreover,  insurance  companies domiciled in California and Texas generally may not pay  extraordinary  dividends  without  providing  the  state  insurance commissioner with 30 days' prior notice,  during which time the commissioner may disapprove the payment.  An  "extraordinary  dividend" is generally defined as a dividend  whose fair  market  value  together  with that of other  dividends  or distributions  made within the  preceding  12 months  exceeds the greater of ten percent of the insurer's  surplus as of the preceding  December 31 or the income of such insurer for the 12-month period ending on the preceding December 31.

     In addition,  our insurance subsidiaries may not pay a dividend without the prior approval of the state insurance  commissioner to the extent the cumulative amount of  dividends  or  distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned  funds (reduced by any  unrealized  gains included in such amount) on the insurer's statutory statement as of the previous
December 31. California Indemnity,  which is our only direct subsidiary, can pay dividends to us in calendar  year 2002 of up to $2.1  million  without the prior approval of the  California  Department of  Insurance.  On February 22, 2001 and
September 6, 2001, the California  Department of Insurance  approved the payment of dividends of $5.0  million  each by  California  Indemnity to us to finance a portion of our debenture  exchange  offer and bond  retirement.  We are not in a position to assess the likelihood of obtaining  future  approval for the payment of  dividends  other  than  those  specifically  allowed  by law in  each of our subsidiaries' state of domicile.

     No prediction can be made as to whether any legislative  proposals relating to dividend rules in the domiciliary  states of our subsidiaries will be made or adopted in the future,  whether the  insurance  departments  of such states will impose either  additional  restrictions  in the future or a  prohibition  on the ability of our regulated  subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on our regulated subsidiaries.

     Since our  acquisition by Sierra in October 1995, we have paid dividends to
Sierra totaling $2.6 million. Since the acquisition, Sierra has contributed $3.7 million  to  us by  purchasing  in  the  open  market  old  junior  subordinated debentures and contributing them to us for retirement.

Obligations and Commitments

     The following  schedule  represents our  obligations  and  commitments  for long-term  debt  and  operating  leases.  We do  not  have  any  capital  leases outstanding.  The amounts  below  represent  the entire  payment,  principal and interest, on our outstanding obligations.

                                                                 Long-Term        Operating
                                                                 Debt (1)          Leases             Total
                                                                 --------          ------             -----
 (In thousands)
Payments due on demand (2).............................           $17,000                            $17,000
Payments due in less than 1 year.......................             1,421           $2,452             3,873
Payments due in 1 to 3 years...........................            17,766              633            18,399
Payments due in 4 to 5 years...........................                                146               146
Payments due after 5 years.............................
                                                                   ------            -----            ------
     Total.............................................           $36,187           $3,231           $39,418
                                                                   ======            =====            ======

(1) We are a guarantor under Sierra's  revolving  credit facility which facility had an outstanding balance of $89.0 million at December 31, 2001.
(2) We have issued two demand notes in an aggregate  amount of $17.0  million to
Sierra Health Services, Inc.

Inflation

     Inflation can be expected to affect our operating performance and financial condition  in several  aspects.  Inflation  can  reduce the market  value of our investment  portfolio;  however,  we try to manage our  investment  portfolio to minimize unplanned sales. Inflation can adversely affect the portion of loss and
LAE reserves that relate to hospital and medical expenses, although some medical expenses are established by statute. Loss reserves related to indemnity benefits for lost  wages are  indirectly  affected  by  inflation  as these  amounts  are established by statute.  In February 2002,  California  enacted new  legislation that will increase  benefits paid to injured workers  starting  January 1, 2003.
Some  benefits  will be tied to the  average  national  weekly  wage.  We do not believe that inflation has had a material effect on our results of operations.

Recent Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
No. 142,  "Goodwill  and Other  Intangible  Assets",  or SFAS No. 142,  which is effective  January 1, 2002.  SFAS No. 142  requires,  among  other  things,  the discontinuance of goodwill amortization. In addition, the pronouncement includes provisions for the  reclassification of certain existing recognized  intangibles
as  goodwill,   reassessment   of  the  useful  lives  of  existing   recognized
intangibles,  reclassification of certain intangibles out of previously reported goodwill and the  identification  of  reporting  units for purposes of assessing potential future  impairments of goodwill.  We do not have any recorded goodwill and do not anticipate any impact from this pronouncement.

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  or SFAS No. 144, which is effective for fiscal years  beginning  after
December 15, 2001 with early  adoption  recommended.  SFAS No. 144 requires that long-lived  assets  that  are to be sold  within  one  year  must be  separately identified  and carried at the lower of carrying  value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to  depreciation  and  must  be  written  down to fair  value  upon  impairment.
Long-lived  assets no  longer  expected  to be sold  within  one  year,  such as foreclosed real estate,  must be written down to the lower of current fair value or fair value at the date of foreclosure  adjusted to reflect depreciation since acquisition. We believe that the implementation of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk for the impact of interest  rate  changes and changes in the market value of our investments.  We have not utilized derivative financial instruments in our investment portfolio.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. At December 31, 2001, we had
$261.3 million in cash,  cash  equivalents  and invested  assets of which $260.8 million is designated for use only by our regulated insurance subsidiaries.  Our invested assets consist of debt  securities of $226.1  million,  of which $212.3 million were classified as  available-for-sale  and $13.8 million was classified as  held-to-maturity.  These  investments  are  substantially  investment  grade securities.  Our investment policies emphasize return of principal and liquidity and are focused on fixed  returns that limit  volatility  and risk of principal.
Our primary market risk  associated  with our  investment  portfolio is interest rate risk.

     Assuming  interest  rates  were to  increase  by a factor  of 1.1,  the net hypothetical  loss in fair value of  shareholder's  equity  related to financial instruments would be approximately  $4.1 million after tax. This would represent approximately 6% of shareholder's equity. We believe that if interest rates were to increase by this  amount,  it would not have a material  impact on our future earnings  or cash  flows,  as it is  unlikely  that we would  need or  choose to substantially liquidate our investment portfolio.

     The effect of interest rate risk on potential  near-term  net income,  cash flow and fair value was determined based on commonly used sensitivity  analyses.
The  models  project  the  impact of  interest  rate  changes on a wide range of factors,  including  duration and prepayment.  Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate
10% increase in interest  rates.  Because  duration is estimated,  rather than a known quantity, for certain securities, other market factors may impact security valuations  and there can be no assurance  that our  portfolio  would perform in line with the estimated values.

     As of  December  31,  2001,  CII  Financial  had  $15.0  million  in senior debentures  outstanding  which  trade on the New York Stock  Exchange.  The fair market value of the  outstanding  debentures  was estimated to be  approximately
$13.0 million at December 31, 2001, based on the last trade in 2001. If interest rates were to  fluctuate  by a factor of 1.1,  we do not  anticipate  a material change in the fair value of the debentures based on the current market for them.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CII Financial, Inc. and Subsidiaries
                                                                                                             Page
                                                                                                             ----

Management Report on Consolidated Financial Statements...............................................         33
Independent Auditors' Report.........................................................................         34
Consolidated Financial Statements as of December 31, 2001 and 2000
     and for each of the three years in the period ended December 31, 2001:

MANAGEMENT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

The  management  of CII  Financial,  Inc. is  responsible  for the integrity and
objectivity  of  the  accompanying   consolidated   financial  statements.   The
statements have been prepared in conformity with accounting principles generally accepted in the United States of America  applied on a consistent  basis and are not  misstated  due to fraud or material  error.  The  statements  include  some amounts that are based upon the Company's best estimates and judgment.

The  accounting  systems and  controls  of the  Company are  designed to provide
reasonable   assurance  that   transactions  are  executed  in  accordance  with
management's  authorization,   that  the  financial  records  are  reliable  for
preparing  financial  statements and maintaining  accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition.
Management  believes that for the year ended December 31, 2001, such systems and controls were adequate to meet the objectives discussed herein.

The  accompanying   consolidated  financial  statements  have  been  audited  by independent  certified  public  accountants,  whose audits  thereof were made in accordance with auditing  standards  generally  accepted in the United States of
America  and  included a review of  internal  accounting  controls to the extent necessary to design audit procedures aimed at gathering  sufficient  evidence to provide a reasonable  basis for their opinion on the fairness of presentation of the consolidated financial statements taken as a whole.

Kathleen M. Marlon
Chairman and
    Chief Executive Officer

John F. Okita
Chief Financial Officer

Independent Auditors' Report
----------------------------

To the Board of Directors and Stockholder of
CII Financial, Inc.:

     We  have  audited  the  accompanying  consolidated  balance  sheets  of CII
Financial,  Inc. and its  subsidiaries as of December 31, 2001 and 2000, and the related  consolidated  statements of operations,  stockholder's  equity and cash flows for each of the three years in the period ended  December  31,  2001.  Our audits also included the financial  statement  schedules  listed in the Index at
Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance  with  auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion,  such consolidated  financial statements present fairly, in all material  respects,  the financial  position of CII Financial,  Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their  operations and their cash flows for each of the three  years in the period  ended  December
31, 2001 in conformity  with  accounting  principles  generally  accepted in the
United  States of  America.  Also,  in our  opinion,  such  financial  statement schedules,  when  considered  in  relation to the basic  consolidated  financial statements  taken  as a whole,  present  fairly  in all  material  respects  the information set forth therein.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
January 30, 2002

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                        (In thousands except share data)

                                                                                    2001                         2000
                                                                                    ----                         ----
     ASSETS
     Invested assets:
     Debt securities, available-for-sale, at fair value..............             $212,294                     $177,671
     Debt securities, held-to-maturity, at amortized cost ...........               13,809                       21,258
     Preferred stock, at fair value..................................                5,884                        5,130
     Mortgage loans on non-affiliated real estate....................               11,398                       12,362
                                                                                   -------                      -------
     Total invested assets...........................................              243,385                      216,421
                                                                                   -------                      -------

     Cash and cash equivalents.......................................                8,641                       28,666
     Reinsurance recoverable.........................................              218,079                      247,205
     Premiums receivable (net of allowances of $1,404 and $1,449)....               10,669                       11,785
     Investment income receivable....................................                2,794                        2,712
     Deferred policy acquisition costs...............................                2,236                        2,015
     Mortgage loans on affiliated real estate........................                  992                        1,257
     Real estate limited partnership.................................                  767                          807
     Note receivable affiliate.......................................                7,500
     Federal income taxes receivable.................................                  614                        1,945
     Deferred income taxes...........................................               16,305                       16,251
     Property and equipment, net.....................................                4,955                        4,126
     Other assets....................................................                4,536                          412
                                                                                   -------                      -------
     TOTAL ASSETS....................................................             $521,473                     $533,602
                                                                                   =======                      =======

     LIABILITIES
     Reserve for loss and loss adjustment expenses...................             $385,705                     $374,554
     Unearned premiums...............................................               14,327                       13,493
     Ceded reinsurance premiums payable..............................                                            11,073
     Senior Debentures...............................................               19,187
     Convertible subordinated debentures.............................                                            47,059
     Accounts payable and other accrued expenses.....................               15,284                       19,708
     Notes payable affiliate.........................................               17,000
     Payable to affiliates...........................................                3,018                        1,708
     Income tax payable..............................................                  156                        1,413
     Deferred tax liability..........................................                1,360                        1,242
                                                                                   -------                      -------
     TOTAL LIABILITIES...............................................              456,037                      470,250
                                                                                   -------                      -------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDER'S EQUITY
     Common stock, no par value, 1,000 shares
     authorized; 100 shares issued and outstanding...................                3,604                        3,604
     Additional paid-in capital......................................               64,450                       64,450
     Accumulated other comprehensive loss:
          Unrealized holding loss on available-for-sale investments..               (4,436)                      (4,535)
     Retained earnings (accumulated deficit).........................                1,818                         (167)
                                                                                   -------                      -------
     TOTAL STOCKHOLDER'S EQUITY......................................               65,436                       63,352
                                                                                   -------                      -------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY......................             $521,473                     $533,602
                                                                                   =======                      =======

        See the accompanying notes to consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                         2001              2000             1999
                                                                         ----              ----             ----
         REVENUES
           Direct written premiums, gross.....................          $187,129        $ 203,268          $148,824
           Changes in direct unearned premiums................              (833)            (193)           (2,142)
                                                                         -------         --------           --------

           Direct earned premiums, gross......................           186,296          203,075           146,682
           Add:   premiums assumed............................               299
           Less:  premiums ceded..............................            13,380           77,520            63,727
                                                                         -------         --------           -------

           Net earned premiums................................           173,215          125,555            82,955
           Net investment income..............................            15,475           15,074            15,776
           Net realized investment gains (losses).............               392             (620)             (381)
                                                                         -------         --------           -------

               Total revenues.................................           189,082          140,009            98,350
                                                                         -------         --------           -------

         COSTS AND EXPENSES
           Loss and loss adjustment expenses..................           194,648          274,280           157,424
           Reinsurance recoveries.............................           (54,034)        (164,400)          (95,963)
                                                                         -------         --------           -------

           Net loss and loss adjustment expenses..............           140,614          109,880            61,461
           Policy acquisition costs...........................            29,272           21,386            11,260
           General, administrative and other..................            13,816           14,196            14,828
           Asset impairment...................................                              3,000
           Interest expense...................................             2,310            3,599             3,706
                                                                         -------         --------           -------

               Total costs and expenses.......................           186,012          152,061            91,255
                                                                         -------         --------           -------

         INCOME (LOSS) BEFORE FEDERAL
         INCOME TAX EXPENSE (BENEFIT) AND
         EXTRAORDINARY GAIN...................................             3,070          (12,052)            7,095

         Federal income tax expense (benefit).................             1,447           (3,669)            3,602
                                                                         -------         ---------          -------

         INCOME (LOSS) BEFORE
           EXTRAORDINARY GAIN.................................             1,623           (8,383)            3,493

         Extraordinary gain from debt extinguishment
           (net of income tax of $195, $353 and $59)..........               362              654               111
                                                                         -------         --------           -------

         NET INCOME (LOSS)....................................          $  1,985        $  (7,729)         $  3,604
                                                                         =======         ========           =======

        See the accompanying notes to consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                        (In thousands except share data)

                                                                            Accumulated                       Retained
                                           Common Stock        Additional      Other                          Earnings      Total
                                       Number of                Paid-in    Comprehensive    Comprehensive  (Accumulated  Stockholder's
                                         Shares      Amount     Capital    Income (Loss)    Income (Loss)    Deficit)      Equity
                                      ----------------------  ----------- --------------    -------------  ------------  -------------

BALANCE, JANUARY 1, 1999                  100         $3,604   $64,450    $   (702)                        $ 6,595      $ 73,947

Comprehensive income:
  Net income                                                                               $  3,604          3,604         3,604
  Unrealized loss on available-for-sale
     investments, net of tax                                               (11,746)         (11,746)                     (11,746)
  Reclassification adjustment for
     losses included in net income                                             248              248                          248
                                                                                            -------
Comprehensive income (loss)                                                                $ (7,894)
                                          ---          -----    ------     -------          =======         ------       -------
BALANCE, DECEMBER 31, 1999                100          3,604    64,450     (12,200)                         10,199        66,053

Comprehensive income:
  Net loss                                                                                  $(7,729)        (7,729)       (7,729)
  Unrealized gain on available-for-sale
     investments, net of tax                                                 7,262            7,262                        7,262
  Reclassification adjustment for
     gains included in net loss                                                403              403                          403
                                                                                            -------
Comprehensive income (loss)                                                                $    (64)
                                                                                            =======
Dividend paid to parent                                                                                     (2,637)       (2,637)
                                          ---          -----    ------     -------                          ------       -------
BALANCE, DECEMBER 31, 2000                100          3,604    64,450      (4,535)                           (167)       63,352

Comprehensive income:
  Net income                                                                               $  1,985          1,985         1,985
  Unrealized gain on available-for-sale
     investments, net of tax                                                   491              491                          491
  Reclassification adjustment for
     gains included in net income                                             (392)            (392)                        (392)
                                                                                            -------
Comprehensive income (loss)                                                                  $2,084
                                                                                              =====
                                            ---        ----     ------     -------                          ------       -------
BALANCE, DECEMBER 31, 2001                  100       $3,604   $64,450    $ (4,436)                        $ 1,818      $ 65,436
                                            ===        =====    ======     =======                          ======       =======

        See the accompanying notes to consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                       2001              2000             1999
                                                                                       ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................           $   1,985        $  (7,729)        $   3,604
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Extraordinary gain...................................................                (557)          (1,007)             (170)
    Depreciation and amortization........................................               1,330            1,514             1,220
    Provision for asset impairment.......................................                                3,000
    Provision for losses on premiums.....................................                                                   (144)
    Change in assets and liabilities:
       Premiums receivable...............................................                 236           (2,393)            1,365
       Investment income receivable......................................                 (82)              74                (3)
       Deferred policy acquisition costs.................................                (221)             363              (574)
       Payable to affiliates.............................................               2,374             (360)              662
       Reinsurance recoverable...........................................              29,126         (115,343)          (73,438)
       Federal income taxes receivable...................................              (1,311)             236            (4,404)
       Deferred income taxes.............................................               1,396             (403)            5,887
       Reserve for loss and loss adjustment expense......................              11,151          130,160            32,130
       Unearned premiums.................................................                 834              193             2,142
       Accounts payable and other accrued expenses.......................              (4,712)           4,443            (3,523)
       Ceded reinsurance premiums payable................................             (11,073)           1,752               582
       Other assets......................................................              (2,870)           1,703             5,142
                                                                                     --------         --------          --------
    Net cash provided by (used in) operating activities..................              27,606           16,203           (29,522)
                                                                                     --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, Net..............................................              (2,193)            (839)           (4,176)
  Note receivable from Sierra............................................              (7,500)
  Purchase of available-for-sale investments ............................            (718,432)        (171,369)         (291,863)
  Proceeds from sales/maturities of available-for-sale investments.......             683,336          169,103           291,919
  Purchase of held-to-maturity investments...............................              (1,265)          (1,662)           (7,133)
  Proceeds from maturities of held-to-maturity investments...............               8,585            5,466            36,077
                                                                                     --------         --------          --------
    Net cash (used in) provided by investing activities..................             (37,469)             699            24,824
                                                                                     --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of convertible subordinated debentures......................             (27,162)          (2,432)             (583)
  Dividend to Sierra.....................................................                               (2,637)
  Notes payable to Sierra................................................              17,000
                                                                                     --------         --------          --------
    Net cash used in financing activities................................             (10,162)          (5,069)             (583)
                                                                                     --------         --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS..................................             (20,025)          11,833            (5,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................              28,666           16,833            22,114
                                                                                     --------         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................           $   8,641        $  28,666         $  16,833
                                                                                     ========         ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
  Cash paid during the year for interest (net of amount capitalized).....          $    3,303         $  3,713         $   3,724
  Cash paid during the year for income taxes.............................                                    7             1,834
Non-cash Financing Activities:
  Debentures exchanged...................................................              19,692

        See the accompanying notes to consolidated financial statements.

                               CII FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2001, 2000 and 1999

1. Business

     CII Financial,  Inc. ("CII  Financial")  was  incorporated  in the State of
California on September 15, 1988. On October 31, 1995,  Sierra Health  Services,
Inc. ("Sierra") acquired CII Financial for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. CII Financial is a holding company primarily engaging in writing workers' compensation  insurance through its wholly-owned  subsidiaries,  California  Indemnity Insurance Company
("California  Indemnity"),  Commercial  Casualty Insurance Company  ("Commercial
Casualty"), CII Insurance Company ("CII Insurance") and Sierra Insurance Company
of Texas ("Sierra Texas").

     As used herein,  the term "the Company" means CII  Financial,  Inc. and its subsidiaries,  and the term "CII Financial" means CII Financial, Inc., exclusive of such subsidiaries.

2. Summary of Significant Accounting Policies

     Principles of Consolidation.  All significant intercompany transactions and balances have been  eliminated.  The  consolidated  financial  statements of CII
Financial,  Inc. include the accounts of all of its  wholly-owned  subsidiaries,
California  Indemnity,  Commercial  Casualty,  Sierra  Texas,  CII Insurance and
Financial  Assurance  Company,  Ltd. CII Leasing,  Inc. and CII Premium  Finance
Company  were  liquidated  in previous  years and in 2001,  Financial  Assurance
Company, Ltd., was liquidated.

     Premium  Revenues.   Revenue  from  workers'   compensation   premiums  are
calculated by formula such that the premium  written is earned pro rata over the term of the policy.  Premiums  written in excess of premiums earned are recorded as unearned premium revenue. The premium for workers' compensation  insurance is calculated  as a factor of an  insured's  payroll  dollars  during the period of coverage.  At the inception of the policy,  annual payroll dollars are estimated and the policy is issued with estimated  annual  premiums which are billed based on this  estimate.  Actual  premiums  for  past  interim  coverage  periods  are periodically  determined  through payroll  reporting and interim premium audits.
The final  actual  premium  is not  determined  until a final  premium  audit is performed, which occurs after the policy has expired. Direct premiums earned but not billed at the end of each accounting period are estimated and accrued, based on historical premium audit trends. Differences between such estimates and final billings  are  included  in current  operations.  Accrued  earned  but  unbilled premiums are included with premiums receivable.  The number and dollar amount of
issued   workers'   compensation   insurance   policies   that  are  subject  to
retrospective  adjustments based on incurred or paid claims or experienced rated premiums are not significant.

     General  and   Administrative   Expenses.   Policyholder's   dividends  and
management fees are included in general and administrative expenses.

     Deferred Policy  Acquisition  Costs.  Policy  acquisition  costs consist of commissions,  premium  taxes and other  underwriting  costs,  which are directly related to the  production  and retention of new and renewal  business,  and are deferred  and  amortized  as the  related  premiums  are  earned.  Should  it be determined  that future policy  revenues and earnings on invested funds relating to existing insurance  contracts will not be adequate to cover related costs and expenses, deferred costs are expensed.

     Cash and Cash Equivalents.  The Company considers cash and cash equivalents as all highly liquid  instruments  with an original  maturity of three months or less at the time of purchase.  The carrying amount of cash and cash  equivalents approximates fair value because of the short maturity of these instruments.

     Investments.  Available-for-sale  debt securities and preferred  stocks are stated at fair value with  unrealized  gains and losses  recorded  as a separate component of other  comprehensive  income (loss),  net of deferred income taxes.
Held-to-maturity debt securities are carried at amortized cost.

     The insurance  subsidiaries  are required by state  regulatory  agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The  Company  and its  subsidiaries  are in  compliance  with the applicable minimum regulatory and capital requirements.

     Investment   income  is  recognized  when  earned.   Gains  and  losses  on
disposition  are based on net proceeds and the adjusted  carrying  amount of the securities sold, using the specific identification method.

     The Company has an investment in a real estate limited  partnership that is accounted  for under  the  equity  method.  Under the  equity  method,  original investments  are  recorded  at cost  and  adjusted  by the  Company's  share  of earnings, losses and distributions of the Partnership.

     Property and Equipment. Property and equipment, consisting of buildings and leasehold  improvements,  furniture and fixtures,  data processing equipment and vehicles,  is stated  at cost less  accumulated  depreciation.  Depreciation  is computed on a  straight-line  basis over periods ranging from 5 to 10 years with leasehold improvements depreciated over the term of the lease.

     Reinsurance. In the normal course of business,  insurance companies seek to reduce the effects of events that may cause unfavorable  underwriting results by reinsuring certain levels of risk in various levels of exposure with reinsurers.
Amounts  recoverable  from the reinsurers  are estimated in a manner  consistent with the claim  liability  associated  with the  reinsured  policy.  Reinsurance receivables,  including amounts related to paid and unpaid losses,  are reported as assets rather than a reduction of the related liabilities.

     Reserve for Loss and Loss  Adjustment  Expenses.  The reserve for  workers'
compensation  loss and loss  adjustment  expense  ("loss and LAE")  consists  of estimated  costs of each unpaid claim reported to the Company prior to the close of the  accounting  period as well as those  incurred but not yet reported.  The methods for establishing and reviewing such liabilities are continually reviewed and  adjustments  are  reflected  in current  operations.  The Company  does not discount its loss and LAE reserves.

     Income  Taxes.  The Company  accounts for income taxes using the  liability method.  Deferred  income tax  assets  and  liabilities  result  from  temporary differences  between the tax basis of assets and  liabilities  and the  reported amounts in the consolidated  financial statements that will result in taxable or deductible  amounts in future years. The Company's  temporary  differences arise principally from certain net operating losses,  accrued  expenses,  reserves for loss and LAE and depreciation.  A valuation  allowance is recorded for estimated deferred tax assets that cannot be fully realized in current or future  periods.
Federal  income  taxes are  calculated  pursuant to a tax  allocation  agreement between Sierra and the Company.  Income taxes are allocated on a separate return basis for each company and tax benefits are recorded  only to the extent that an entity could recoup taxes paid in prior years.

     Derivatives.   The  Company  does  not   currently   have  any   derivative
instruments.  As of  January 1,  2001,  the  Company  implemented  Statement  of
Financial Accounting  Standards No. 133, "Accounting for Derivative  Instruments
and Hedging  Activities"  ("SFAS No. 133"). The implementation did not result in an adjustment.  The Company's policy is to account for derivative instruments on the balance sheet at fair value with changes in fair values  reported as part of net income.

     Concentration of Credit Risk. The Company's financial  instruments that are exposed to credit risk consist primarily of investments and accounts receivable.
The Company  maintains cash and cash  equivalents and  investments  with various financial  institutions.  These  financial  institutions  are  located  in  many different regions, and Company policy is designed to limit exposure with any one institution.

     Credit risk with respect to accounts  receivable  is generally  diversified due to the large number of entities  comprising the Company's  customer base and their dispersion across many different industries. These customers are primarily located in the states in which the  Company  operates,  principally  California,
Colorado,  Nevada and  Texas.  However,  the  Company  is  licensed  in and does business in several other states.  The Company also has receivables from certain
reinsurers.   Reinsurance   contracts  do  not  relieve  the  Company  from  its
obligations to injured workers and policyholders. Failure of reinsurers to honor their obligations  could result in losses to the Company.  The Company evaluates
the  financial   condition  of  its  reinsurers  to  minimize  its  exposure  to significant losses from reinsurer insolvencies.  All reinsurers that the Company has reinsurance recoverables from are rated AA and A+ or better by Fitch Ratings and the A.M. Best Company, respectively.

     Recently  Issued  Accounting  Standards.  In July  2001,  the  FASB  issued
Statement  of  Financial  Accounting  Standards  No.  142,  "Goodwill  and Other
Intangible  Assets" ("SFAS No. 142"),  which is effective  January 1, 2002. SFAS
No.  142  requires,   among  other  things,   the   discontinuance  of  goodwill
amortization.  In  addition,  the  pronouncement  includes  provisions  for  the
reclassification  of  certain  existing  recognized   intangibles  as  goodwill,
reassessment   of  the  useful   lives  of  existing   recognized   intangibles,
reclassification  of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments  of goodwill.  The Company  does not have any recorded  goodwill and does not anticipate any impact from this pronouncement.

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets" ("SFAS No. 144"),  which is effective for fiscal years  beginning  after
December 15, 2001 with early  adoption  recommended.  SFAS No. 144 requires that long-lived  assets  that  are to be sold  within  one  year  must be  separately identified  and carried at the lower of carrying  value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to  depreciation  and  must  be  written  down to fair  value  upon  impairment.
Long-lived  assets no  longer  expected  to be sold  within  one  year,  such as foreclosed real estate,  must be written down to the lower of current fair value or fair value at the date of foreclosure  adjusted to reflect depreciation since acquisition.  The Company believes that the implementation of this standard will not have a material impact on its consolidated  financial  position,  results of operations or cash flows.

     Business Segment.  For each of the three years in the period ended December
31,  2001,  the  Company  operated  in  a  single  business  segment,   workers'
compensation insurance.

     Use  of  Estimates  in  the  Preparation  of  Financial   Statements.   The
preparation of the Company's  financial  statements  requires management to make estimates  and  assumptions  that  affect  the  amounts of  reported  assets and liabilities,  particularly  loss  and LAE  reserves  and  incurred  loss and LAE reported in the financial  statements.  Loss and LAE reserves have a significant degree of  uncertainty  when  related  to their  subsequent  payments.  Although reserves are established on the basis of a reasonable  estimate,  it is not only possible but probable that  reserves  will differ from their related  subsequent developments.  Underlying  causes  for  this  uncertainty  include,  but are not limited to, uncertainty in development  patterns and unanticipated  inflationary
trends  affecting  the  services  provided  by  the  insurance  contract.   This
uncertainty  can result in both  adverse  as well as  favorable  development  of actual  subsequent  activity  when  compared  to the  reserve  established.  Any subsequent change in loss and LAE reserves  established in a prior year would be reflected in the current year's operating results.

3. Property and Equipment

   Property and equipment at December 31, consists of the following:

                                                                           2001              2000
                  (In thousands)                                           ----              ----
                  Land............................................       $   116
                  Buildings and leasehold improvements............         2,350          $   974
                  Furniture, fixtures and equipment...............         2,620            3,071
                  Data processing equipment and software..........         5,345            3,920
                  Construction in progress........................            93            1,544
                  Less:  accumulated depreciation.................        (5,569)          (5,383)
                                                                          ------           ------
                    Net property and equipment....................       $ 4,955          $ 4,126
                                                                          ======           ======

     Depreciation expense in 2001, 2000 and 1999 was $1,362,000,  $1,368,000 and
$1,075,000, respectively.

     During the second quarter of 2000, the Company wrote-off  capitalized costs of $3.0 million related to the application  development of an information system software  project that was canceled because the vendor was unable to fulfill its contractual obligations. The amounts written off include software and consulting costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

4. Investments

     The following table  summarizes the Company's debt securities and preferred stock investments as of December 31, 2001:

                                                                          Gross             Gross
                                                      Amortized        Unrealized        Unrealized
                                                        Cost              Gains            Losses        Fair Value
                                                        ----              -----            ------        ----------
 (In thousands)
Available-for-Sale:
U.S. Government and its Agencies...............       $186,001            $1,391           $6,271          $181,121
Municipal Obligations..........................          3,064                42               65             3,041
Corporate Bonds................................         30,067               116            2,051            28,132
                                                       -------             -----            -----           -------
Total Debt Securities..........................        219,132             1,549            8,387           212,294
Preferred Stock................................          5,871                34               21             5,884
                                                       -------             -----            -----           -------
   Total Available-for-Sale....................       $225,003            $1,583           $8,408          $218,178
                                                       =======             =====            =====           =======

Held-to-Maturity
U.S. Government and its Agencies...............       $  6,234            $   24           $  258          $  6,000
Municipal Obligations..........................            964                                 44               920
Corporate Bonds................................          6,611               239                              6,850
                                                       -------             -----            -----           -------
  Total Held-to-Maturity.......................       $ 13,809            $  263           $  302          $ 13,770
                                                       =======             =====            =====           =======

     The following table  summarizes the Company's debt securities and preferred stock investments as of December 31, 2000:

                                                                          Gross             Gross
                                                      Amortized        Unrealized        Unrealized
                                                        Cost              Gains            Losses        Fair Value
                                                        ----              -----            ------        ----------
 (In thousands)
Available-for-Sale:
U.S. Government and its Agencies...............       $134,143              $313           $5,393          $129,063
Municipal Obligations..........................         13,510                44              280            13,274
Corporate Bonds................................         36,874                70            1,664            35,280
Other..........................................             54                                                   54
                                                       -------               ---            -----           -------
Total Debt Securities..........................        184,581               427            7,337           177,671
Preferred Stock................................          5,212                                 82             5,130
                                                       -------               ---            -----           -------
  Total Available-for-Sale.....................       $189,793              $427           $7,419          $182,801
                                                       =======               ===            =====           =======

Held-to-Maturity
U.S. Government and its Agencies...............       $ 12,776              $278           $  688          $ 12,366
Municipal Obligations..........................          2,886                66                              2,952
Corporate Bonds................................          4,981               139              160             4,960
Other..........................................            615                                                  615
                                                       -------               ---            -----           -------
  Total Held-to-Maturity.......................       $ 21,258              $483           $  848          $ 20,893
                                                       =======               ===            =====           =======

     The  contractual  maturities  of  available-for-sale   debt  securities  at
December 31, 2001 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                         Amortized                 Estimated
                                                                           Cost                   Fair Value
                                                                           ----                   ----------
     (In thousands)
     Due in one year or less....................................        $  6,291                  $  6,299
     Due after one year through five years......................          19,863                    20,254
     Due after five years through ten years.....................          27,715                    27,703
     Due after ten years through fifteen years..................          16,908                    16,885
     Due after fifteen years....................................         148,355                   141,153
                                                                         -------                   -------
         Total..................................................        $219,132                  $212,294
                                                                         =======                   =======

     The contractual  maturities of held-to-maturity debt securities at December
31,  2001 are  shown  below.  Actual  maturities  may  differ  from  contractual maturities because borrowers may have the right to call or prepay obligations:

                                                                         Amortized                 Estimated
                                                                           Cost                   Fair Value
                                                                           ----                   ----------
     (In thousands)
     Due in one year or less....................................         $ 4,065                   $ 4,111
     Due after one year through five years......................           3,171                     3,389
     Due after five years through ten years.....................
     Due after ten years through fifteen years..................
     Due after fifteen years....................................           6,573                     6,270
                                                                          ------                    ------
         Total..................................................         $13,809                   $13,770
                                                                          ======                    ======

     Gross realized gains on investments  for the years ended December 31, 2001,
2000 and 1999  were  $1,071,000,  $450,000  and  $261,000,  respectively.  Gross realized  losses on investments  for the years ended December 31, 2001, 2000 and
1999 were $679,000, $1,070,000 and $642,000, respectively.

     Investment  income,  by major  category of  investments,  is  summarized as follows:

                                                                           Years Ended December 31,
                                                                    2001             2000              1999
                                                                    ----             ----              ----
       (In thousands)
       Interest from debt securities......................        $14,051          $14,035           $14,387
       Dividend income from preferred stock...............            507              335               411
       Mortgage interest..................................          1,169              842             1,130
       Other..............................................                              45
                                                                   ------           ------            ------
         Total investment income..........................         15,727           15,257            15,928
       Less investment expenses...........................            252              183               152
                                                                   ------           ------            ------
         Net investment income............................        $15,475          $15,074           $15,776
                                                                   ======           ======            ======

     Of  the  total  debt   securities  and  cash   equivalents,   $153,268,000,
$161,618,000 and  $171,639,000,  at fair value,  were on deposit with regulatory authorities  in  compliance  with  certain  legal  requirements  related  to the insurance operations at December 31, 2001, 2000 and 1999, respectively.

     The Company holds certain mortgage notes on residential and commercial real estate. In connection with CII Financial's relocation of its principal executive offices to Pleasanton, California in July 1992, to retain key officers and other employees,  the  Company  extended  mortgage  loans  for  the  purchase  of such employees'  principal  residences.  In 1994, the terms of the loans were amended and the interest rate was reduced to a fixed rate of 3% per annum;  the maturity date was fixed to March  2009;  and each  loan can be  assumed,  one time,  by a qualified  purchaser  of the  employee's  residence.  The  interest  rate,  upon assumption,  increases to 3.5% per annum.  As of December 31, 2001 and 2000, the outstanding balances on relocation loans to active employees, which are included on the balance sheet as mortgage loans on affiliated real estate,  were $992,000 and  $1,257,000,  respectively.  Relocation  loans to  non-active  employees are included on the balance sheet as mortgage  loans on  non-affiliated  real estate and as of December 31, 2001 and 2000, the  outstanding  balances were $2,363,000 and $3,327,000, respectively.

     The Company also holds two non-affiliated commercial mortgage loans. One of the  commercial  mortgage loans is currently in default;  the principal  balance outstanding was $1,635,000 at December 31, 2001. The property has been appraised at a value that exceeds book value.  The interest rate is at the default rate of
16.25%; however, no interest income has been accrued since the default date. The
Company has  asserted  the priority of its lien on the property and is currently in the process of selling the underlying real estate.

     The second commercial mortgage loan of $7.4 million was originally financed to Sierra in 2000 but was assumed by a non-affiliated  buyer in conjunction with a sale-leaseback of Sierra's Las Vegas real estate portfolio.  The loan to value based on the purchase  price was 64%. The interest  rate varies each month based on LIBOR plus a margin and the interest rate at December 31, 2001 was 5.48%. The loan was scheduled to mature on December 31, 2001; however,  the buyer exercised the option to extend the  maturity  date for six months and paid a fee of .5% of the  outstanding  balance.  The buyer can extend the loan for an additional  six months with proper notice to  California  Indemnity and payment of an additional fee.

5. Reinsurance

     The Company has reinsurance agreements or treaties in effect with unrelated entities.  Effective  January 1, 2000,  the Company  entered into a  reinsurance contract that provides statutory  (unlimited) coverage for workers' compensation claims in excess of  $500,000  per  occurrence.  The  contract  is in effect for claims  occurring on or after January 1, 2000 through December 31, 2002. In 1999 and 1998,  workers'  compensation  claims between  $500,000 and $100,000,000 per occurrence were 100% reinsured.  In addition,  effective July 1, 1998,  workers'
compensation  claims below  $500,000 per occurrence  were reinsured  under quota share and  excess of loss  reinsurance  agreements  (referred  to as "low  level reinsurance")  with an A+ rated  carrier.  Under  this  agreement,  the  Company reinsures  30% of the first  $10,000 of each loss,  75% of the next  $40,000 and
100% of the next $450,000.  The maximum net loss retained on any one claim ceded under this treaty was $17,000.  The Company  received a 9.25% ceding  commission from the reinsurer as a partial reimbursement of its operating expenses. The low level reinsurance agreement expired on June 30, 2000; however, the Company opted to continue  ceding  premiums and losses under the low level  agreement on a run off basis for all  policies  inforce  on June 30,  2000.  On July 1,  2000,  the
Company  entered into a reinsurance  agreement  that covered losses on claims in excess of $250,000 to $500,000  for policies  issued  after June 30,  2000.  The agreement  terminated  after one year on a cut-off basis and covered losses with dates of injury up to June 30, 2001.

     The low level  reinsurance  agreement was  consummated  early in the fourth quarter of 1998 but coverage was made  retroactive  to July 1, 1998.  Therefore, this agreement  contained both  retroactive  (covering  claims  occurring in the third calendar quarter of 1998) and prospective  reinsurance  coverage (covering claims  occurring after September 30, 1998) and, in accordance with Statement of
Financial   Accounting   Standards  No.  113,   "Accounting  and  Reporting  for
Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), the
Company  bifurcated  the low level  reinsurance  agreement  to  account  for the different  accounting  treatments.  The  amount  by which  the  estimated  ceded liabilities  exceeded the amount paid for the retroactive  coverage was reported as a deferred  gain and  amortized to income as a reduction  of incurred  losses over the estimated  remaining  settlement period using the interest method.  Any subsequent  changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised  estimate been  available at the inception of the reinsurance  transactions,  with a corresponding  charge or credit to income.  The Company  recorded an  adjustment to increase its deferred gain related to retroactive  reinsurance coverage by $2,996,000,  $3,662,000 and
$4,615,000 in 2001,  2000 and 1999,  respectively.  For the years ended December
31, 2001,  2000 and 1999,  the Company  amortized  deferred gains of $2,696,000,
$5,199,000 and  $3,850,000,  respectively.  Such  amortization  is included as a reduction in loss and loss adjustment expenses on the accompanying  consolidated statements of operations.

     In accordance with SFAS No. 113, losses ceded under prospective reinsurance reduce direct incurred losses and amounts  recoverable are reported as an asset.
At  December  31, 2001 and 2000,  the amount of  reinsurance  recoverable  under prospective  reinsurance  contracts for unpaid loss and LAE was $187,453,000 and
$218,757,000,  respectively.  At  December  31,  2001 and  2000,  the  amount of
reinsurance   recoverable  under  the  retroactive   reinsurance   contract  was
$8,781,000 and $10,863,000,  respectively.  The amount of reinsurance receivable for paid loss and LAE was  $21,845,000  and $17,585,000 at December 31, 2001 and
2000, respectively.

     Reinsurance  contracts do not relieve the Company from its  obligations  to
injured  workers  or  policyholders.   Failure  of  reinsurers  to  honor  their
obligations  could result in losses to the Company.  The Company  evaluates  the financial  condition of its  reinsurers to minimize its exposure to  significant losses from reinsurer insolvencies.  All of the reinsurance recoverables are due from  reinsurers  rated AA and A+ by Fitch  Ratings and the A.M.  Best  Company,
respectively, and all amounts are considered to be collectible.

     The following table provides workers' compensation  prospective reinsurance information for the periods ended:

                                                                                    Change in
                                                                  Recoveries       Recoverable
                                                                    on Paid         or Unpaid         Premiums
                                                                  Loss / LAE       Loss / LAE           Ceded
                                                                  ----------       ----------           -----
       (In thousands)
       Year Ended December 31, 2001:
            Low level reinsurance carrier...................        $80,932          $(40,430)         $ 9,136
            Excess of loss reinsurance carriers.............          4,407             9,125            4,244
                                                                     ------           -------           ------
             Total..........................................        $85,339          $(31,305)         $13,380
                                                                     ======           =======           ======

       Year Ended December 31, 2000:
            Low level reinsurance carrier...................        $53,408          $100,240          $74,071
            Excess of loss reinsurance carriers.............          2,324             8,428            3,449
                                                                     ------           -------           ------
             Total..........................................        $55,732          $108,668          $77,520
                                                                     ======           =======           ======

       Year Ended December 31, 1999:
            Low level reinsurance carrier...................        $21,941          $ 69,104          $60,702
            Excess of loss reinsurance carriers.............          1,730             3,188            3,025
                                                                     ------           -------           ------
             Total..........................................        $23,671          $ 72,292          $63,727
                                                                     ======           =======           ======

6. Loss and Loss Adjustment Expenses

     The following table provides a  reconciliation  of the beginning and ending reserve  balances  for unpaid loss and LAE.  The loss  estimates  are subject to change in subsequent  accounting  periods and any change to the current  reserve estimates would be accounted for in future results of operations.

     While  management  of the  Company  believes  that  current  estimates  are reasonable, significant adverse or favorable loss development could occur in the future.

                                                                         Years Ended December 31,
                                                                 2001              2000             1999
                                                                 ----              ----             ----
        (In thousands)
     Net beginning loss and LAE reserve..............          $155,797         $134,305          $174,467

     Net provision for insured events incurred in:
           Current year..............................           131,923           86,587            51,541
           Prior years...............................             8,691           23,293             9,920
                                                                 ------          -------           -------
       Total net provision...........................           140,614          109,880            61,461
                                                                -------          -------           -------

     Net payments for loss and LAE
        Attributable to insured events incurred in:
           Current year..............................            28,560           26,867            21,207
           Prior years...............................            69,599           61,521            80,416
                                                                 ------          -------           -------
       Total net payments............................            98,159           88,388           101,623
                                                                 ------          -------           -------

     Net ending loss and LAE reserve.................           198,252          155,797           134,305
     Reinsurance recoverable.........................           187,453          218,757           110,089
                                                                -------          -------           -------

     Gross ending loss and LAE reserve...............          $385,705         $374,554          $244,394
                                                                =======          =======           =======

     During the years ended December 31, 2001 and 2000, the Company  experienced prior year net adverse  loss  development  of $8.7  million  and $23.3  million, respectively.  In 2000, estimated losses and LAE incurred in accident years 1996 to 1999 have developed significantly due to the continuation of increasing claim severity  patterns on the  Company's  California  book of  business.  This trend continued  into 2001 where  estimated  losses and LAE incurred on accident years
1995 to 1998 adversely developed.  Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity  include rising average  temporary  disability  costs, the increase in the number of major permanent  disability claims,  medical inflation and  adverse  court  decisions  related  to  medical  control  of  a  claimant's treatment. In February 2002, new legislation was enacted in California that will largely negate the adverse court decisions related to medical control.

     For claims occurring on and after July 1, 1998, the Company has reinsured a
percentage  of  the  higher  claim   severity  under  the  Company's  low  level
reinsurance  agreement.  The low level reinsurance agreement expired on June 30,
2000;  however,  the Company opted to continue  ceding premiums and losses under the low level agreement on a run-off basis for all policies  inforce on June 30,
2000. Effective January 1, 2000, the Company entered into a reinsurance contract that provides statutory (unlimited) coverage for workers' compensation claims in excess  of  $500,000  per  occurrence.  The  contract  is in effect  for  claims occurring  on or after  January 1, 2000 through  December  31, 2002.  On July 1,
2000,  the Company  entered into a reinsurance  agreement  that covers losses on claims in excess of $250,000 up to $500,000 for  policies  issued after June 30,
2000.  This agreement  terminated  after one year on a cut-off basis and covered losses with dates of injury to June 30, 2001.

     For the year ended December 31, 1999, the Company recorded net adverse loss development  on prior  accident  years of $9.9  million,  primarily for accident years 1996 to 1998.  This  adverse  development  was  largely  due to the higher average  California claim severity patterns that the Company  experienced in the last half of 1999.

7. Debentures

     In September  1991, CII Financial  issued 7 1/2%  Convertible  Subordinated
Debentures (the "Subordinated Debentures") of which $47,059,000 were outstanding at March 31, 2001. Interest on the Subordinated Debentures was due semi-annually on March 15 and September 15, and they matured  September 15, 2001.  Each $1,000 in principal was  convertible  into 25.382 shares of common stock of Sierra at a conversion  price of  $39.398  per  share.  During  2000 and 1999,  the  Company repurchased  $3,457,000 and $753,000 of the Subordinated  Debentures in the open market  resulting  in an  extraordinary  gains of  $1,007,000  and  $170,000 and corresponding tax provisions of $353,000 and $59,000, respectively.

     In  December  2000,  CII  Financial  commenced  an  offer to  exchange  the
Subordinated  Debentures  for cash  and/or new  debentures.  To  facilitate  the exchange,  CII  Financial  borrowed  $17.0  million  from Sierra and  California
Indemnity  obtained the  necessary  approval from the  California  Department of
Insurance  to pay a dividend of $5.0 million to CII  Financial.  On May 7, 2001,
CII  Financial  closed its exchange  offer on $42.1  million of its  outstanding
Subordinated  Debentures.  CII  Financial  purchased  $27.1 million in principal amount of  Subordinated  Debentures  for $20.0  million in cash and issued $15.0 million in 9 1/2% senior  debentures,  due  September  15, 2004, in exchange for
$15.0 million in Subordinated Debentures.

     In  September  2001,   California  Indemnity  received  approval  from  the
California Department of Insurance to pay an additional $5.0 million dividend to
CII  Financial,  which used the funds to fully pay the remaining $5.0 million in
Subordinated Debentures at maturity.

     The exchange offer contained concessions by the holders of the Subordinated
Debentures, including extending the maturity and accepting an interest rate that may have been  lower than what CII  Financial  could  have  obtained  from other lenders.  In accordance with  accounting  principles  generally  accepted in the
United States of America,  the exchange of the 9 1/2% senior  debentures for the
Subordinated  Debentures was treated as a restructuring  of debt.  Additionally, the  Subordinated  Debentures  were  considered to represent  one payable,  even though there were many debenture holders. Although some of the debenture holders exchanged the  Subordinated  Debentures for cash,  some exchanged them for new 9
1/2% senior  debentures and others a combination of the two, this did not change the substance of the  transaction for CII Financial;  accordingly,  the exchange was considered to be a single transaction.

     In the transaction,  total future cash payments (interest and principal) on the remaining Subordinated Debentures and the 9 1/2% senior debentures were less than the balance of the Subordinated Debentures at the time of the exchange less
the  cash  consideration  given  in  the  exchange.   Accordingly,   a  gain  on
restructuring  was recognized for the difference and the carrying  amount of the remaining  Subordinated  Debentures  and 9 1/2% senior  debentures  is the total future cash payments on the  debentures.  Costs incurred in connection  with the exchange were used to offset the gain on restructuring. All future cash payments related  to  the  debentures  are  reductions  of  the  carrying  amount  of the debentures;  therefore,  no future  interest  expense will be recognized for the debentures.  Accordingly, the 9 1/2% senior debentures have a carrying amount of
$19.2 million,  which  consists of principal  amount of $15.0 million and future accrued interest of $4.2 million.  The transaction  resulted in an extraordinary gain of $557,000 and a corresponding tax provision of $195,000.

     The 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
March 15 and September 15 of each year,  commencing on September 15, 2001. The 9
1/2%  senior  debentures  rank  senior to  outstanding  notes  payable  from CII
Financial to Sierra and CII Financial's  guarantee of Sierra's  revolving credit facility.  The 9 1/2% senior  debentures may be redeemed by CII Financial at any time at premiums  starting at 110% and declining to 100% for  redemptions  after
April 1, 2004. In the event of a change in control of CII Financial, the holders of these 9 1/2% senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

8. Commitments and Contingencies

     Leases.  The Company is the lessee under several  operating  leases most of which relate to office facilities and equipment. The rentals on these leases are charged to expense over the lease term and, where  applicable,  provide for rent escalations  based on certain costs and price index  factors.  The Company has a sublease from Sierra for its Las Vegas,  Nevada branch office  through  December
31,  2002.  The  Company  has the  option to renew  yearly up to the term of the underlying Sierra lease,  which as of December 31, 2001 had 13 more years before it expires.  The following is a schedule,  by year, of the future  minimum lease payments under existing operating leases:

                  (In thousands)
                  Years Ending December 31,
                  2002...................................................         $2,452
                  2003...................................................            493
                  2004...................................................            140
                  2005...................................................             99
                  2006...................................................             47
                  Thereafter.............................................              0
                                                                                   -----
                       Total.............................................         $3,231
                                                                                   =====

     Rent expense  totaled  $2,986,000,  $2,867,000 and $2,602,000 in 2001, 2000
and 1999, respectively.

     Guaranty of Sierra's Credit Facility Debt. At June 30, 2000, Sierra was not
in compliance with certain financial  covenants  relating to its line of credit.
The lenders  provided  Sierra with waivers  effective June 30, 2000 and expiring
October 31, 2000. In consideration for the banks granting one of the waivers, in
August 2000, CII Financial  became a guarantor of Sierra's credit facility debt.
The waivers  expired on October 31, 2000 and Sierra received a Notice of Default from the banks on November  8, 2000.  No demand was made by the banks to perform on the  guaranty and Sierra was able to amend its credit  facility  agreement on
December 15, 2000. The new Sierra credit facility agreement expires on September
30,  2003.  In the  amended  agreement,  CII  Financial  continues  to provide a guaranty  of the debt in the event of a default by Sierra.  However,  the 9 1/2%
senior debentures rank senior to CII Financial's guarantee of Sierra's revolving credit facility.

     Litigation and Legal Matters.  The Company is subject to various claims and other  litigation in the ordinary course of business.  Such litigation  includes claims for workers' compensation and claims by providers for payment for medical
services  rendered  to  injured  workers.   In  the  opinion  of  the  Company's
management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's financial condition.

9. Federal Income Taxes

     A summary of the  provision  for income taxes for the years ended  December
31, 2001, 2000 and 1999 is as follows:

                                                                             Years Ended December 31,
                                                                      2001             2000              1999
         (In thousands)                                               ----             ----              ----
         Provision (benefit) for income taxes:
         Current tax on operating results...................         $1,437           $   862          $(2,286)
         Deferred tax on operating results  ................             10            (4,531)           5,888
                                                                      -----            ------           ------
              Total tax on operating results................          1,447            (3,669)           3,602
         Current tax on extraordinary gain..................            195               353               59
                                                                      -----            ------           ------
              Total.........................................         $1,642           $(3,316)         $ 3,661
                                                                      =====            ======           ======

     The following  reconciles  the difference  between the 2001,  2000 and 1999 reported and statutory (benefit) provision for income taxes:

                                                                                 Years Ended December 31,
                                                                         2001              2000             1999
                                                                         ----              ----             ----

Statutory rate................................................           35%              (35%)             35%
Tax preferred investments.....................................           (6%)              (3%)             (6%)
Change in valuation allowance.................................           10%                9%              16%
Other.........................................................            6%               (4%)              5%
                                                                         ---              ----              ---
   Provision (benefit) for income taxes.......................           45%              (33%)             50%
                                                                         ===              ====              ===

     Under the tax sharing  agreement  with  Sierra,  the amount and  expiration dates of CII  Financial's  net  operating  losses as of December 31, 2001 are as follows:

                                     Year
                                  Generated           Amount              Expires
                                  ---------           ------              -------
                                    1993           $ 4,966,000              2007
                                    1994             4,419,000              2008
                                    1995             2,356,000              2009
                                    1995             1,930,000              2010
                                    1996             3,338,000              2011
                                    1997             4,114,000              2012
                                    1998             3,685,000              2018
                                    1999             3,250,000              2019
                                    2000             2,931,000              2020
                                                    ----------
                                                   $30,989,000
                                                    ==========

The tax effects of significant  items  comprising the Company's net deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                                        December 31,
                                                                                  2001              2000
     (In thousands)                                                               ----              ----
     Deferred tax assets:
         Loss and LAE reserves.........................................         $  5,409          $  3,653
         Accruals not currently deductible.............................            1,949               412
         Compensation accruals.........................................              784               948
         Bad debt allowances...........................................              491               507
         Loss carryforwards and credits................................           12,549            14,767
         Unearned premiums.............................................            1,554             1,874
         Policyholders' dividends......................................              114               613
         Depreciation and amortization.................................                0               424
         Deferred reinsurance gains....................................            2,022             1,917
         Unrealized investment losses..................................            2,389             2,442
                                                                                 -------            ------
              Total....................................................           27,261            27,557

     Deferred tax liabilities:
         Deferred policy acquisition costs.............................              783               705
         Depreciation and amortization.................................              256                 0
         Other.........................................................              321               537
                                                                                 -------            ------
              Total....................................................            1,360             1,242

     Net deferred tax asset before valuation allowance.................           25,901            26,315
     Valuation allowance...............................................          (10,956)          (11,306)
                                                                                 -------           -------

     Net deferred tax asset............................................         $ 14,945          $ 15,009
                                                                                 =======           =======

     In  accordance  with  Statement of Financial  Accounting  Standards No. 109
"Accounting  for Income Taxes" ("SFAS No. 109"),  the Company has  established a valuation  allowance for the net deferred tax asset of CII Financial.  Under the tax sharing agreement with Sierra, CII Financial can only utilize these deferred tax  benefits to the extent of separate  return  income.  With the  exception of
2001, CII Financial,  on a stand alone basis,  has  historically had significant net operating losses each year. During 2001, CII Financial had taxable income as a result of the refinancing of its Subordinated Debentures. As a result, for the year ended December 31, 2001, the Company  decreased the valuation  allowance by
$350,000 as compared to an increase of  $1,079,000  for the year ended  December
31, 2000.

     In  lieu  of  state  franchise  and  corporate  income  taxes,   California
Indemnity, Commercial Casualty, CII Insurance and Sierra Texas pay premium taxes based upon direct written  premiums to the states in which they write  business.
Premium tax expense of  $5,437,000,  $5,441,000  and  $4,078,000  is included in policy  acquisition  costs in the Consolidated  Statements of Operations for the years ended December 31, 2001, 2000 and 1999, respectively.

     Current tax receivable balances were $614,000 and $1,945,000 as of December
31,  2001 and  2000,  respectively.  These  amounts  are due from  Sierra as the administrative agent under the tax sharing agreement.

10. Dividend Restrictions - Insurance Subsidiaries

     Under California  insurance  company  statutes and regulations,  California
Indemnity, Commercial Casualty and CII Insurance are restricted as to the amount of  dividends  they may pay on their  common  stock to their  respective  parent companies. Sierra Texas is regulated by Texas insurance statutes and regulations that are similar to California in terms of paying dividends. No dividends may be paid  without  at  least  ten  business  days  prior  notice  to  the  Insurance
Commissioner.  Unless approved by the Insurance  Commissioner  prior to payment, dividends  may be paid only out of  accumulated  earned  surplus,  excluding any earned surplus attributable to unrealized  appreciation in assets or an exchange of assets.

     If a dividend or other  distribution is contemplated  which, along with all other  dividends  or  distributions  made within the  preceding  twelve  months, exceeds the greater of 10% of the insurance company's  policyholders' surplus as of the end of the prior  calendar year or net income for such calendar  year, at least 30 days prior notice to the Commissioner  must be given, and no payment of the dividend or distribution  may be made unless and until (i) the  Commissioner has  approved it or (ii) the 30 days have elapsed and the  Commissioner  has not disapproved the proposed payment.

     Net  income  and  capital  and  surplus  (equity)  of  domestic   insurance
subsidiaries,  as filed with  regulatory  authorities  on the basis of statutory accounting practices, are summarized as follows:

                                                                                 Years Ended December 31,
                                                                          2001              2000              1999
                                                                          ----              ----              ----
         (In thousands)
         Statutory net  income (loss) for the years ended.........      $  2,427        $  (6,108)        $  12,283
         Statutory capital and surplus at year end................       106,781          108,178           118,278

     Based  on its  financial  position  as of  December  31,  2001,  California
Indemnity can pay $2.1 million in shareholder  dividends to CII Financial during calendar  year 2002  without  the prior  approval  of the  California  Insurance
Commissioner.  Commercial  Casualty,  CII  Insurance  and  Sierra  Texas can pay
$1,278,000,  $369,000 and $194,000, respectively to California Indemnity without prior approval of the applicable state insurance commissioner.

     CII Financial, Inc. paid dividends of $2,637,000, in March 2000, to Sierra.
California  Indemnity  paid  dividends  to  CII  Financial  of  $10,000,000  and
$6,800,000, during 2001 and 2000, respectively. During 2001 and 2000, Commercial
Casualty  paid  $3,000,000  and  $1,685,000,   respectively,   in  dividends  to
California  Indemnity.  CII Insurance  Company paid $250,000 and $375,000 during
2001 and 2000,  respectively,  in dividends to California Indemnity.  Due notice was filed with the  California  Department of  Insurance,  and all payments were made after the  expiration of the required  waiting  period in  accordance  with
California Insurance regulations.

     The  National  Association  of  Insurance  Commissioners  ("NAIC")  adopted risk-based capital guidelines for property-casualty  insurance companies whereby required  statutory  surplus  would be based,  in part,  on a formula based risk assessment  of  the  individual  investments  held  in the  insurance  company's portfolio. The Company's risk-based capital results for the years ended December
31,  2001,  2000 and 1999  exceeded  the  minimum  surplus  required  under  the regulations.

     In March 1998, the NAIC adopted the  Codification  of Statutory  Accounting
Principles  (the  "Codification").   The  Codification,  which  is  intended  to
standardize  regulatory  accounting  and reporting  for the insurance  industry, became effective January 1, 2001. However,  statutory accounting principles will continue to be established by individual state laws and permitted practices. The insurance subsidiaries were required to implement the Codification, with certain applicable  state  modifications,  for the  preparation  of statutory  financial statements  effective  January 1, 2001.  The  adoption of the  Codification,  as
modified  by  the   applicable   state,   increased  the   Company's   insurance
subsidiaries'   statutory  capital  and  surplus  as  of  January  1,  2001,  by approximately  $7.0 million,  which was  primarily  due to prescribed  statutory accounting principles under the Codification  regarding income taxes, earned but unbilled premiums and electronic data processing equipment.

11. Employee Compensation and Benefit Plans

     Defined  Contribution Plan. All employees who meet minimum requirements can participate  in  Sierra's  defined  contribution  pension  and 401(k)  plan (the
"Plan").  The Plan  covers  all  employees  who meet  certain  age and length of service  requirements.  For the six months  ended  June 30,  1999,  the  Company contributed a maximum of 2% of eligible employees'  compensation and matched 50%
of a  participant's  elective  deferral  up to a  maximum  of  either  10% of an employee's  compensation  or the maximum  allowable  under  current IRS statute.
Effective  July 1, 1999,  the Plan was  modified  such that the Company  matches
50%-100% of an employee's  elective deferral and the maximum Company match is 6%
of a  participant's  annual  compensation,  subject to Internal  Revenue Service limits.  The Plan does not require  additional  Company  contributions.  For the years ended  December 31, 2001,  2000 and 1999, the Company  expensed  $585,000,
$500,000 and $601,000, respectively, to this plan.

     Executive  Retirement Plans. The Company offered key employees and officers a Supplemental  Executive  Retirement  Plan and  Supplemental  Senior  Executive
Retirement  Plan.  Eligibility  for  participation  in both plans was limited to officers and key  employees  selected  and  approved by the Board of  Directors.
These plans were terminated  effective  October 31, 1995, and there have been no further contributions.  Pursuant to contractual obligations under the plans, the
Company paid $258,000,  $250,000 and $250,000 to former plan participants in the years ended December 31, 2001, 2000 and 1999, respectively.

     Employment Contracts. The Company currently has an employment contract with its Chief  Executive  Officer  expiring  December 2003.  Minimum  aggregate cash compensation obligations under this contract is $240,000, per year.

     Employee Stock  Purchase  Plan. The Company offers  employee stock purchase plans through Sierra (the "Purchase Plan") whereby  employees may purchase newly issued  shares of Sierra stock  through  payroll  deductions  at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan.

     Stock Option Plans. The Company offers several plans,  through Sierra, that provide common  stock-based  awards to employees and to non-employee  directors.
The  plans  provide  for the  granting  of  Sierra  options,  stock,  and  other stock-based  awards.  Awards are granted by a committee  appointed by the Sierra
Board of Directors  and no specific  amount has been  reserved for the Company's employees.  Options become exercisable at such times and in such installments as set by the committee.  The exercise price of each option equals the market price of Sierra stock on the date of grant.  Stock options generally vest at a rate of
20% - 33% per year.  Options  generally expire from one to seven years after the end of the vesting period.

     The following table reflects the activity of the stock option plans for the
Company's employees:

                                                                   Number of               Option              Weighted
                                                                    Shares                  Price            Average Price
                                                                    ------                  -----            -------------

         Outstanding January 1, 1999 ................              323,000           $ 6.31  -  $24.50           $16.56

            Granted..................................              152,000             6.69  -   21.00             8.87
            Exercised................................               (1,000)            6.31  -   11.71             7.81
            Canceled.................................              (19,000)           11.71  -   24.50            13.87
                                                                  --------
         Outstanding December 31, 1999...............              455,000             6.31  -   24.50            14.12

            Granted..................................              149,000             3.25  -    6.19             3.97
            Canceled.................................             (164,000)            3.25  -   24.50            19.43
                                                                  --------
         Outstanding December 31, 2000...............              440,000             3.25  -   24.50             8.89

           Granted...................................              163,000             4.24  -    8.93             6.72
           Exercised.................................              (30,000)            3.75  -    8.00             5.87
           Canceled..................................              (57,000)            3.75  -   24.50            13.53
                                                                  --------
         Outstanding December 31, 2001...............              516,000             3.25  -   24.50             7.87
                                                                  ========

         Exercisable at December 31, 2001 ...........              150,000           $ 3.25  -  $24.50           $10.28
                                                                  ========

     The following table summarizes  information about stock options outstanding at December 31, 2001:

                             Weighted Average                                               Weighted Average
   Range of Exercise         Contractual Life                 Options                        Exercise Price
        Prices               Remaining in Days      Outstanding      Exercisable       Outstanding      Exercisable
 ---------------------       -----------------      -----------      -----------       -----------      -----------

   $ 3.25  -  $ 5.73               3,224               216,000            30,000         $ 4.58           $ 5.04
     6.19  -    8.93               2,337               201,000            54,000           7.74             7.04
     9.91  -   20.75               4,052                67,000            46,000          11.74            12.07
    21.00  -   24.50                 937                32,000            20,000          22.78            23.15

     Accounting  for  Stock-Based  Compensation.  The Company uses the intrinsic value method in accounting for its stock-based compensation plans.  Accordingly, no compensation cost has been recognized for its employee stock option plans nor
the  Purchase  Plan.  Had  compensation  cost  for  the  Company's   stock-based
compensation  plans been  determined  based on the fair value at the grant dates for awards  under  those  plans,  the  Company's  net income for the years ended
December 31 would have been reduced to the pro forma amounts indicated below:

                                                                         Years Ended December 31,
                                                                  2001             2000              1999
                                                                  ----             ----              ----
                  (In thousands)
                  Net Income (Loss):   As reported............   $1,985          $(7,729)           $3,604
                                       Pro forma..............    1,522           (8,049)            3,188

     The fair value of each option grant is estimated on the date of grant using the  Black-Scholes  option  pricing  model with the following  weighted  average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 82%, 52% and 43%; risk-free interest rates of 4.34%,  6.72% and 5.86%; and expected lives of three to five years. The weighted average fair value of options granted in 2001, 2000 and 1999 was $5.70,
$2.76 and $3.82, respectively.

     The fair value of the  look-back  option  implicit in each  offering of the
Purchase Plan is estimated on the date of grant using the  Black-Scholes  option pricing model with the following weighted average assumptions used for grants in
2001, 2000 and 1999, respectively:  dividend yield of 0% for all years; expected volatility of 85%, 46% and 45%;  risk-free  interest  rates of 4.36%,  5.79% and
4.66%; and expected lives of six months for all years.

     During 1999,  Sierra  extended by three years the expiration date for 6,000 options  covering  shares that would have expired in 1999 and 2000. The exercise price per share for these options  ranges from $12.08 to $19.08.  No expense was recognized in the consolidated statement of operations related to these options.
Expense of $31,000 is included in the pro forma information presented.

     Due to the fact that the  Company's  stock option  programs  vest over many years and additional  awards are made each year, the above pro forma numbers are not  indicative  of the  financial  impact  had  the  disclosure  provisions  of
Statement of Financial Accounting Standards No. 123 been applicable to all years of  previous  option  grants.  The above  numbers do not  include  the effect of options granted prior to 1995.

12. Other Related Party Transactions

     Effective January 1, 1999, the Company entered into an investment  services agreement with Sierra.  Under this agreement,  Sierra manages the investments of the Company. Sierra is, however,  subject to the Company's investment guidelines and the ultimate  control of each insurer's  board of directors.  The management fee is a percentage of the total amount under management.  The annual investment fees paid by the  Company in 2001,  2000 and 1999 were  approximately  $265,000,
$400,000 and $335,000, respectively.

     Effective January 1, 1999,  Sierra and California  Indemnity entered into a management agreement where Sierra would furnish services,  including accounting, human  resources,  systems and other  administrative  services.  The fee for the services is based on the actual  direct and  allocable  cost.  The  services are subject to the ultimate  control of  California  Indemnity  Insurance  Company's board of  directors.  The  annual  fees for these  services  were  approximately
$1,335,000,  $1,201,000 and $1,003,000 in 2001, 2000 and 1999, respectively. The
Company did not have a  management  agreement  with  Sierra  prior to January 1,
1999.

     The Company purchases employee health insurance from its affiliates, Health
Plan of Nevada,  Inc., Sierra Health and Life Insurance Company,  Inc. and Texas
Health  Choice,  L.C.  The Company paid  $885,000,  $672,000 and $642,000 to the aforementioned  affiliates  for years ended  December 31,  2001,  2000 and 1999, respectively.  The  premiums  paid  to  its  affiliates  were  determined  on an arms-length basis.

     At January 1, 1999,  California  Indemnity and Commercial Casualty invested in a real estate  limited  partnership  of which Sierra is the general  partner.
California  Indemnity  agreed to adjust its partnership  interest to approximate its occupancy.  Together,  the two insurance  subsidiaries  own limited  partner
interests  totaling   approximately  27%  of  the  limited  partnership.   These
transactions  were done to enable both companies to qualify for certain  premium tax  credits  in the  state  of  Nevada  and  were  approved  by the  California
Department of Insurance.  California  Indemnity also had a rental agreement with the related partnership under which California Indemnity leased a portion of the transferred real estate.  Rental expense under this agreement was  approximately
$1,267,000  and  $1,168,000  for the years  ended  December  31, 2000 and 1999 , respectively. In December 2000, in conjunction with a sale-leaseback transaction of Sierra's Las Vegas real estate  portfolio,  the limited  partnership sold the real estate to an unrelated  third party and the rental  agreement was canceled.
Sierra  entered into a 15-year  master  lease with the third party  purchaser of this real estate.  Effective  January 1, 2001,  Sierra and California  Indemnity
have  entered  into a one-year  sublease  for the space  occupied by  California
Indemnity.  The sublease is subject to the  provisions of Sierra's  master lease and  automatically  renews from year to year unless  California  Indemnity gives notice prior to December 1 of each year. Rental expense under this agreement was approximately $1,176,000 for the year ended December 31, 2001.

     In  March  2000,  California  Indemnity  financed  a  $7,400,000  five-year mortgage  note to  Sierra.  The note was  secured  by a first  deed of trust and earned  quarterly  interest  payments at 8.75% per annum beginning April 1, 2000 until April 1, 2005,  when the unpaid  principal  balance was due and payable in full. The note was callable in April 2001. In December 2000, in conjunction with a sale-leaseback of Sierra's Las Vegas real estate portfolio,  the mortgage note was assumed by the buyer. The loan to value based on the purchase price was 64%.
The interest  rate was  increased to 30-day LIBOR plus a margin and the maturity date was set at December 31, 2001.  The loan was scheduled to mature on December
31, 2001;  however,  the buyer  exercised the option to extend the maturity date for six months and paid a fee of .5% of the outstanding  balance.  The buyer can extend the loan for an  additional  six months with proper  notice to California
Indemnity and payment of an additional fee.

     In order to make the  September  15,  2000  interest  payment on the junior subordinated debentures, Sierra advanced $365,000 to CII Financial, Inc.

     In connection with the exchange offer for the Subordinated Debentures, (see
Note 7 of these consolidated financial statements),  California Indemnity loaned
Sierra $7.5 million. The loan bears interest at 8.5%, which is due semi-annually on March 31 and September 30 of each year,  commencing  September 30, 2001.  All outstanding  principal and accrued  interest is due on September  30, 2004.  The loan is secured by the common stock of Sierra Health and Life Insurance  Company
("SHL"),  a wholly owned  subsidiary  of Sierra,  equal to 120% of the principal amount  outstanding.  At December 31, 2001, SHL had total equity, on a statutory accounting  basis of approximately  $16.4 million.  As an additional part of the exchange offer  transaction,  Sierra lent CII Financial $15.0 million as well as an additional  $2.0 million to enable CII Financial to pay the accrued  interest on the Subordinated  Debentures due March 15, 2001 and other operating expenses.
Each of the loans are demand notes payable and bear  interest at 9.5%,  which is due on  demand  or  semi-annually  on March 15 and  September  15 of each  year, commencing  September 15, 2001. The notes are  subordinated to the 9 1/2% senior debentures and CII Financial's guaranty of Sierra's credit facility.

     In May 2001,  Sierra purchased $1.0 million of the 9 1/2% senior debentures from a non-affiliated  debenture holder.  These debentures are still outstanding and Sierra received $35,000 in interest payments in 2001.

     In  November  2001,  California  Indemnity  acquired  a  newly  constructed commercial  building in the city of North Las Vegas and entered into a five-year lease agreement with Sierra.  The monthly base rent is $13,500 and is subject to annual cost of living adjustments starting November 1, 2002 and a further market rental value adjustment on November 1, 2006. Sierra has the option to extend the terms of the lease for an additional five-year period.

     California   Indemnity  has  cost  sharing   agreements  with  two  of  its
affiliates,  SHL and Nevada Administrators,  Inc. ("NVA"). In its agreement with
SHL, the Company purchases the use of SHL's Health Care Organization ("HCO") and
other managed care services. The services are provided at cost. During 2001, the
Company  paid $5.0  million  to SHL under  the terms of this  agreement.  In its agreement  with NVA, the Company  receives  reimbursement  for certain  services provided by the Company at cost.  During 2001, the Company received $57,000 from
NVA under the terms of this agreement.

13. Unaudited Quarterly Information

     The following table sets forth the unaudited data regarding  operations for each quarter of the years ended  December  31, 2001 and 2000.  In the opinion of management,  such unaudited data includes all  adjustments,  consisting  only of normal  recurring  adjustments,  necessary  to present  fairly  the  information presented.  The Company's  operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                          March           June           September         December
                                                           31              30               30                31
(In thousands)                                         -----------   -------------      -----------       ----------
Year ended December 31, 2001:
Net earned premiums..............................      $38,890          $ 42,484          $46,918           $44,923
Net investment income............................        4,495             3,848            3,556             3,968
                                                        ------           -------           ------            ------
Total revenues...................................       43,385            46,332           50,474            48,891
Costs and expenses...............................       43,244            44,752           49,929            48,087
                                                        ------           -------           ------            ------
Income before income tax and
    extraordinary gain...........................          141             1,580              545               804
Federal income tax  provision ...................          225               332              204               686
                                                        ------           -------           ------            ------
Income (loss) before extraordinary gain..........          (84)            1,248              341               118
Extraordinary gain, net of tax...................            0               463              (64)              (37)
                                                        ------           -------           ------            ------

Net (loss) income................................      $   (84)         $  1,711          $   277           $    81
                                                        ======           =======           ======            ======

Year ended December 31, 2000:
Net earned premiums..............................      $25,344          $ 27,344          $38,263           $34,604
Net investment income............................        3,369             3,571            3,817             3,697
                                                        ------           -------           ------            ------
Total revenues...................................       28,713            30,915           42,080            38,301
Costs and expenses...............................       25,926            48,957           40,832            36,346
                                                        ------           -------           ------            ------
Income (loss) before income tax and
    extraordinary gain...........................        2,787           (18,042)           1,248             1,955
Federal income tax provision (benefit)...........        1,153            (6,492)             437             1,233
                                                        ------           -------           ------            ------
Income (loss) before extraordinary gain..........        1,634           (11,550)             811               722
Extraordinary gain, net of tax...................           76               485               93                 0
                                                        ------           -------           ------            ------

Net income (loss) ...............................      $ 1,710          $(11,065)         $   904           $   722
                                                        ======           =======           ======            ======

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following  table sets forth  information  concerning  our directors and executive officers

              Name                                               Position                                   Age
              ----                                               --------                                   ---

 Paul H. Palmer.....................        Director........................................................41
 Frank E. Collins...................        Director........................................................47
 Kathleen M. Marlon.................        President, Chief Executive Officer and
                                            Chairman of the Board of Directors..............................43
 John F. Okita......................        Chief Financial Officer and Director............................53
 Robert G. Riordan..................        Senior Vice President...........................................49
 Louis R. Fabre.....................        Vice President..................................................43
 Kyle M. Fritzsinger................        Vice President..................................................53
 Collette M. Mangold................        Treasurer and Controller........................................40
 Robert L. Selli....................        Vice President..................................................60
 David M. Sonenstein................        General Counsel and Secretary...................................53

     Paul H.  Palmer,  Director.  Mr.  Palmer is the vice  president of finance, chief  financial  officer  and  treasurer  of Sierra.  He was  promoted to these offices in 1998.  Prior to this, he was assistant  vice president of Sierra from
May 1996,  corporate  controller from November 1994 and director of finance when he joined  Sierra in 1993.  Prior to  joining  Sierra,  Mr.  Palmer was an audit manager at Deloitte  &  Touche LLP  (formerly  Touche Ross) in Las Vegas and
California from 1988 to 1993. Mr. Palmer is a certified  public  accountant with an MBA and masters in accounting from Brigham Young  University.  He is a member of the  American  Institute of Certified  Public  Accountants,  the Nevada State
Society of Certified  Public  Accountants  and the  California  State Society of
Certified Public Accountants.

     Frank E. Collins,  Director.  Mr.  Collins joined Sierra in 1986 as general counsel and secretary.  In 1997 he was appointed  executive vice  president.  In
2001 he became senior vice president of legal and  administration.  From 1981 to
1986,  Mr.  Collins was  employed by Blue Cross and Blue Shield of Kansas  City, originally as staff legal counsel and in 1986 as associate general counsel.  Mr.
Collins also served as counsel for the Missouri  Division of Insurance from 1979 to 1981,  where he was  responsible for providing legal advice on insurance- and
HMO-related  regulatory issues. Mr. Collins received his Juris Doctorate in 1979 from the  University of Missouri at Kansas City school of law and is a member of the Missouri Bar Association.

     Kathleen M. Marlon, President,  Chief Executive Officer and Chairman of the
Board of Directors.  Ms. Marlon joined Sierra in March 1986. In 1990, she became president and chief  operating  officer of Sierra  Healthcare  Options,  Inc., a start-up subsidiary of Sierra. In February 1996, Ms. Marlon became our president and chief executive  officer.  In December 2000, Ms. Marlon became our chairman.
Prior to joining Sierra, Ms. Marlon held technical and management  positions for six years with Delphi  Systems and Quality  Systems.  Ms.  Marlon  received  her
Bachelor of Science in Accounting from the University of Southern  California in
1980.  Ms. Marlon has  successfully  completed  the CPA exam and Property  &
Casualty and Health licensing exams and holds a F.L.M.I. designation. Ms. Marlon is married to Anthony M. Marlon's nephew.  Anthony M. Marlon is the chairman and chief executive officer of Sierra.

     John F. Okita,  Chief Financial Officer and Director.  Mr. Okita has served in this  capacity  since he started his  employment  with us in April 1992 until
September 1999 and from June 2000 to present.  In September 1999, Mr. Okita left us to become the corporate  controller of Sierra,  a position he still holds. In
June 2000,  he  returned to us as our chief  financial  officer.  Mr.  Okita was elected to our board of directors in  September  2001.  Mr. Okita is a certified public  accountant  and a  licensed  attorney  and  has  over  twenty  years  of property-casualty insurance industry experience.  Prior to joining us, Mr. Okita was in private  tax and  financial  consulting  practice.  Mr.  Okita  served in several financial  executive  capacities at Fremont Insurance Group between 1980 and 1990.  Prior to that,  Mr. Okita was employed by Coopers &  Lybrand from
1975 and audited both property-casualty and life insurance companies.  Mr. Okita received  his  Bachelor of Science in Business  Administration  from  California
State University at Los Angeles and his Juris Doctorate from Loyola Law School.

     Robert G. Riordan, Senior Vice President.  Mr. Riordan was promoted to this position in May 1997 after having served as director of field  operations  since
November 1993. He was vice president of Northern  California  operations for USA
Casualty  Company from November 1991 until joining Sierra in 1993.  Prior to USA
Casualty,  Mr.  Riordan had held various  underwriting,  marketing and financial reporting  positions with Fireman's  Fund  Insurance  Companies  since 1976. Mr.
Riordan  attended  Steubenville  College where he received a Bachelor of Science degree in Business Administration.

     Louis R. Fabre, Vice President. Mr. Fabre has served in this capacity since he started his employment with the Company in September 1998. Mr. Fabre has over
17  years  in  Information  Technologies,  primarily  in  business  applications relating to workers' compensation,  financial accounting and purchasing systems.
Mr. Fabre has extensive  experience in programming  fourth generation  languages and extensive data base administration experience in client server architecture.
Prior to joining the company, Mr. Fabre worked with Zenith Insurance Company for
3 years as the Director of Software Development. During his tenure at Zenith, he was responsible for the oversight of over 30 developers and analysts.  From 1986 to 1995,  Mr.  Fabre worked for Computer  Sciences  Corporation  as a Consultant where he was a Project  Manager,  managing  projects for various  companies  and organizations.  Prior to that,  Mr. Fabre served in the United  States Air Force where he held various positions relating to computer technologies.

     Kyle M. Fritzsinger,  Vice President,  Claims. Ms. Fritzsinger was promoted to this position in July 2000.  She joined us in 1993 as the Claims  Manager for the Burbank,  California  branch and was promoted to Assistant Vice President of
Claims in Southern California in June 1995. Prior to joining us, Ms. Fritzsinger held Regional Claims Manager positions at California Compensation Insurance from
1991 to 1993 and Wausau Insurance  Companies from 1985 to 1991. Ms.  Fritzsinger graduated from the University of Wisconsin,  Madison with a bachelor's degree in
Education and she holds the Associate in Risk Management (ARM) designation.

     Collette M. Mangold,  Treasurer and Controller. Ms. Mangold was promoted to these  positions in May 2000 after having served as our Accounting  Manager from
April 1997.  Prior to joining us, Ms. Mangold served as a senior  accountant for our parent, Sierra Health Services,  from November 1994 until she transferred to us in October  1996.  Ms.  Mangold has a bachelor's  degree in  Accounting  from
Michigan State University and has over eighteen years of accounting  experience.
Prior to  joining  Sierra  Health  Services,  Ms.  Mangold  was  employed  as an
Assistant Controller at a manufacturing company.

     Robert L. Selli,  Vice  President.  Mr. Selli was promoted in November 1997 after serving as director of  underwriting  since  December  1996. Mr. Selli has served  as  Northern  California  Underwriting  Manager  and key  member  of our
California  Open Rating Task Force since he joined us in January 1994.  Prior to that  time,  Mr.  Selli  held  various  underwriting  management  and  marketing positions  with  Fireman's  Fund  Insurance  Company and Zurich  American  since entering the industry in 1967. Mr. Selli attended San Francisco State University where he received a Bachelor of Arts degree in economics.

     David M.  Sonenstein,  General  Counsel and Secretary.  Mr.  Sonenstein has
served as general counsel since joining us in August 1997 and as secretary since early 1999.  Mr.  Sonenstein  served as vice  president  and  associate  general counsel of Fireman's Fund Insurance  Company,  from 1991 to 1997. He started his employment with Fireman's Fund as Associate  Counsel in 1979. Mr. Sonenstein was
in private practice from 1972 to 1979. Mr.  Sonenstein  graduated from Claremont
Men's College with a Bachelor of Arts degree and received his Juris Doctorate in
1972 from Hastings College of Law.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid by us for the year ended December 31, 2001 to our chief  executive  officer and to each of our four next most highly compensated executive officers:

                                                      SUMMARY COMPENSATION TABLE

                                    Capacities in                    Cash                             All Other
Name of Individual                  Which Served               Compensation (1)        Bonus        Compensation
---------------------               ------------               ----------------        -----        ------------

Kathleen M. Marlon        President, Chief Executive Officer       $245,508          $105,000       $   20,935 (2)

John F. Okita             Chief Financial Officer                   164,106 (3)       100,200 (3)        7,357 (3)

Robert G. Riordan         Senior Vice President                     164,199            52,500            7,456

David M. Sonenstein       General Counsel                           146,886            38,000            7,102

Louis R. Fabre            Vice President                            139,190            32,000                0

(1)  Amounts  shown include cash  compensation  earned and received by the named executives  as well as amounts  earned but  deferred at the election of the officers.

(2)  Includes  $13,493 of  compensation  resulting from  split-dollar  insurance policies purchased in 1997, calculated based on regulations of the SEC. The regulations  require  compensation  to be calculated on the assumption that most of the premiums paid by us represent a long-term,  no-interest loan to the executive.  This assumption results in high compensation  expense being shown in early years of the expected  life of each policy and lower expense in later years,  while in fact the cash surrender value of such a policy to the  executive  is very low in the early  years and higher only in the late years.

(3)  Mr.  Okita's  compensation  was paid by  Sierra to him in his  capacity  as assistant vice president,  corporate controller. Mr. Okita's services to us as our  chief  financial  officer  was  reimbursed  to Sierra  through  the management fee, which includes  accounting,  human  resources,  systems and other  administrative  services.  See  "Certain  Relationships  and Related
     Transactions."

Compensation of Directors

     The  directors  are our  employees  or  employees  of Sierra and receive no additional compensation for their service on our board.

Employment Agreements

     Our subsidiary,  California Indemnity Insurance Company, has entered into a three-year  employment  agreement with Kathleen M. Marlon,  its chief  executive officer.  Under the agreement,  Ms. Marlon may voluntarily  terminate employment upon 60 days' notice. California Indemnity may terminate her employment, with or without cause,  in accordance  with  California  Indemnity's  usual policies and procedures. The employment agreement provides that in the event of a termination by California  Indemnity  without cause, a severance payment will be paid in the amount of 12 months' salary to Ms.  Marlon.  The agreement also provides that, a disability must continue for at least six months before California Indemnity may terminate  her  employment.  In the event of a change in control not approved by the board of directors  of  California  Indemnity,  or if a change in control is approved by the board but within two years  thereafter  Ms. Marlon is terminated without cause,  demoted,  provided reduced compensation or required to relocate,
Ms.  Marlon  will be  entitled  to receive a payment  equal to a multiple of two times her salary and target annual incentive. In addition, if "golden parachute"
excise taxes apply to  compensation  paid by  California  Indemnity,  California
Indemnity  will provide a gross-up  payment  sufficient  to cause the  after-tax value of the  compensation and the gross-up payment to Ms. Marlon to be the same as if no such excise had applied. The employment  agreement  contemplates annual
adjustments  in  compensation  based  on  job  duties,   performance  goals  and
objectives  and other  reasonable  standards  deemed  appropriate  by California
Indemnity.   The  agreement   restricts  Ms.  Marlon's  use  and  disclosure  of
confidential  information,  interference  with California  Indemnity's  business
relationships,   and  competition   with  California   Indemnity,   including  a
prohibition,  for a one-year period following any termination of employment,  on her working for a competitor which operates in California, Nevada, or Texas.

Stock Options

     Our  executive  officers  participate  in Sierra's  stock option plan.  The following  table contains  information  concerning the grants by Sierra of stock options to acquire  Sierra  common stock to the named  executives  during fiscal year 2001:

                                            OPTION/SAR GRANTS IN FISCAL YEAR 2001
                                                     Individual Grants (1)
                                  -----------------------------------------------------------
                                    Number of
                                    Securities       % of Total                                  Potential Realizable
                                    Underlying      Options/SARs                                   Value at Assumed
                                   Options/SARs      Granted to     Exercise or                  Annual Rates of Stock
                                   Granted (#)      Employees in     Base Price    Expiration   Price Appreciation for
                                     (2), (3)           2001         ($/Share)        Date           Option Terms
                                   ------------     ------------    -----------    ----------   ------------------------
                                                                                                   5% ($)       10% ($)
                                                                                                  --------     --------
Kathleen M. Marlon                 25,000               15%              8.93       12/10/11      $140,401     $355,803
                                   50,000               31%              5.73        5/21/11       180,178      456,607
John F. Okita                       7,500                5%              8.93       12/10/11        42,120      106,741
                                   15,000                9%              5.73        5/21/11        54,053      136,982
Robert G. Riordan                   4,000                2%              8.93       12/10/11        22,464       56,928
                                    4,000                2%              5.73        5/21/11        14,414       36,529
David M. Sonenstein                 2,500                2%              8.93       12/10/11        14,040       35,580
                                    2,000                1%              5.73        5/21/11         7,207       18,264
Louis R. Fabre                      3,000                2%              8.93       12/10/11        16,848       42,696
                                    4,000                2%              5.73        5/21/11        14,414       36,529
-------------

(1)  All  options  were  granted at an  exercise  price equal to the fair market value of Sierra common stock on the option grant date.  The exercise  price may be paid by the optionee in cash or by check, except that Sierra's stock plan  committee  may,  in  its  discretion,  allow  such  payment  to be by surrender  of  unrestricted  shares of Sierra  common  stock (at their fair market value on the date of exercise),  or by a combination of cash,  check and unrestricted shares.
(2)  Options were  granted on May 21, 2001 and  December  10, 2001.  The May 21,
     2001 grant vests at 20% after 3 months and then 20% per year  starting with the first  anniversary date of the grant and will expire not later than ten years  after  grant.  The  December  10,  2001 grant  vests at 20% per year starting with the first  anniversary  date of the grant and will expire not later than ten years  after the grant.
(3)  All awards were  non-qualified  stock options granted  pursuant to Sierra's
     1995 long-term  incentive plan. No stock  appreciation  rights were granted with the above  awards.  Upon a change of control of Sierra,  as defined in
     the  1995  Plan,   the  vesting  of  the  options  will  be   automatically
     accelerated,  provided,  however,  that Sierra's  stock plan  committee may exclude a change of control  transaction from the foregoing  provisions and permit the  option to  continue  to vest in  accordance  with its  original terms.  In  addition,  the options  shown above will  terminate  and may no longer be exercised if the respective  optionee ceases to be an employee or
     director   of   Sierra   or   one  of  its   affiliates,   except   certain
     post-termination  exercise  periods  are  permitted  in the case of  death, disability,  or other involuntary  termination except for a termination for
     "cause." The options  together with certain gains realized upon exercise of the options during a specified  period will be subject to forfeiture if the optionee  engages in certain acts in competition  with Sierra or one of its affiliates,  misuses  proprietary  information  of  Sierra  or  one  of its affiliates,  or  fails  to  assist  Sierra  or  one of  its  affiliates  in
     litigation.   Cashless  withholding  to  satisfy  tax  obligations  may  be permitted by Sierra's stock plan committee.

Option Exercises and Holdings

     The  following  table  provides  information  with  respect  to  the  named executives  concerning  the exercise of Sierra stock  options  during the fiscal year ended  December 31, 2001 and  unexercised  Sierra stock  options held as of
December 31, 2001:

                   Aggregated Option/SAR Exercises in Fiscal 2001 and Year-End Option Values

                                                                              Number of
                                                                             Securities
                                                                              Underlying      Value of Unexercised
                                                                             Unexercised          In-the-Money
                                                                           Options/SARs at      Options/SARs at
                                           Shares                             FY-End (#)           FY-End ($)
                                         Acquired on        Value           Exercisable/         Exercisable/
                                        Exercise (#)      Realized ($)      Unexercisable      Unexercisable (1)
                                        ------------      ------------     --------------     ------------------
Kathleen M. Marlon                         30,000           108,750        30,500 / 167,500   $31,125 / 354,375
John F. Okita                               -0-               -0-          31,590 /  39,500    35,722 /  89,940
Robert G. Riordan                           -0-               -0-          16,336 /  22,119    10,502 /  31,416
David M. Sonenstein                         -0-               -0-           8,000 /  13,750     9,535 /  27,548
Louis R. Fabre                              -0-               -0-           5,400 /  15,100    10,483 /  31,340
--------------

(1)  Based on the closing  price of Sierra  common  stock on December  31, 2001, which was $8.10, minus the exercise price of the option.

CII Financial's Supplemental Executive Retirement Plans

     Certain of our executive  officers were  participants in the CII Financial,
Inc.  Supplemental  Executive  Retirement  Plan,  or the SERP Plan,  and the CII
Financial,  Inc.  Supplemental  Senior Executive  Retirement Plan, or the Senior
SERP Plan.  These plans were  effective  as of January 1, 1990 and the SERP Plan was amended and  restated  April 24,  1993.  When we were  acquired by Sierra in
October 1995, both plans were frozen as to any new contributions,  participants, and accrued benefits. The Senior SERP Plan had only one participant,  Mr. Joseph
G.  Havlick,  who at that time was our  chief  executive  officer.  Of the eight participants  in the SERP  Plan,  only  Mr.  Okita  remains  an  officer  of CII
Financial.

     Our Board of  Directors  appoints a  committee  to  administer  both plans.
Participation  in  both  plans  was  limited  to the  executives,  officers  and employees  selected by our chief executive  officer and approved by our board of directors.  The criteria used to determine  participation in either plan was the participant's position, past contributions and anticipated  contributions to our future success.

     The  committee  determined  the  benefit  amount  that would be paid at the
participant's   normal   retirement   age.  The  initial   benefit   amount  was
discretionary  and was adjusted based on the  participant's  employment  service years  from  the date of  participation.  Participants  were  given  credit  for employment prior to the plans' effective date of January 1, 1990. Under the SERP
Plan,  the  benefit  amount was also  adjusted  based on  whether a  participant retired at, prior to, or after,  normal  retirement  age.  Benefit amounts under both plans are paid in equal monthly  installments  over a 10-year period.  Both plans also provide for a benefit  payable over a 10-year period if a participant dies while still employed by us. Mr. Okita's annual benefits under the SERP Plan are $300.

Sierra's Supplemental Executive Retirement Plan

     Ms.  Kathleen  Marlon  participates  in  Sierra's  Supplemental   Executive
Retirement  Plan II (the  "Supplemental  Plan II"),  which  provides  retirement benefits for selected executive  officers.  Under the Supplemental Plan II, each executive  selected  for  participation  generally  will be  entitled to receive
annual   payments,   following   retirement,   disability,   and  certain  other
terminations of employment,  for a 15-year period, equal to 2.5% of their "final average  compensation"  (as  defined)  for each year of service  credited to the executive up to 20 years,  reduced by an amount equal to the  annualized  payout over a 15-year  period  that would be payable  to the  executive  as a result of
Company  contributions under the 401(k) Plan and the Deferred  Compensation Plan
(but not reduced for social security payments or other offsets).  An executive's right to  benefits  under the  Supplemental  Plan II vests  when  five  years of service have been credited or earlier upon the  executive's  death or disability or upon  occurrence  of a change in  control  (defined  in the same way as under other  compensatory  plans).  Upon the death of the executive,  benefits will be payable for the 15-year  period to the  executive's  beneficiary.  Benefits will begin after  retirement at or after age 65, a termination at or after age 55 and ten years of credited service, or a termination due to disability,  and benefits will begin, in the case of other terminations (except a termination for "cause,"
as defined)  prior to a change in control,  at the later of  termination  or the date the  executive  would  have  completed  ten  years of  service  but for the termination.

     The  following  table shows the  approximate  amounts of annual  retirement income  that  would be  payable  under the  Supplemental  Plan II to  executives covered by it based on various assumptions as to final average  compensation and years of service, assuming benefits are paid out over 15 years:

         Estimated Annual Benefits Based on Credited Years of Service
          ------------------------------------------------------------
        Final Average
         Compensation        5 Years         10 Years          15 Years         20 Years         30 Years
         ------------        -------         --------         ---------         --------         --------
          $200,000           $23,366         $ 46,732          $ 70,099         $ 92,465         $ 93,465
           400,000            45,225           90,450           135,675          180,900          180,900
           600,000            67,837          135,675           203,512          271,350          271,350

     Final average compensation generally means the average of the three highest years of  compensation  out of the last  five  years,  with  compensation  being generally the amounts  reported as salary and bonus in the Summary  Compensation
Table.

     Ms. Marlon has 15 years of credited service under the Supplemental Plan II.
An  additional  year of service  will be credited in the event of a  termination within six years after a change in control, and the year of service for the year of the change in control  will be deemed  completed at the time of the change in control.  An executive's or beneficiary's  benefits are payable in a lump sum in certain circumstances, including following a change in control.

     No other executives of CII Financial  participate in Sierra's  Supplemental
Executive Retirement Plan II.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our common stock is owned by Sierra Health Services, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into an investment  services  agreement with Sierra.  Under this agreement,  Sierra manages our investments.  Sierra is, however,  subject to our investment  guidelines  and the  ultimate  control  of each  insurer's  board of directors.  The  management  fee is a  percentage  of  the  total  amount  under management.  The annual  investment  fees paid by us in 2001, 2000 and 1999 were approximately $265,000, $400,000 and $335,000, respectively.

     Effective January 1, 1999,  Sierra and California  Indemnity entered into a management agreement where Sierra would furnish services,  including accounting, human  resources,  systems and other  administrative  services.  The fee for the services is based on the actual  direct and  allocable  cost.  The  services are subject to the ultimate  control of  California  Indemnity  Insurance  Company's board of  directors.  The  annual  fees for these  services  were  approximately
$1,335,000,  $1,201,000 and $1,003,000 in 2001, 2000 and 1999, respectively.  We did not have a management agreement with Sierra prior to January 1, 1999.

     We purchase  employee health insurance from our affiliates,  Health Plan of
Nevada,  Inc., Sierra Health and Life Insurance  Company,  Inc. and Texas Health
Choice,  L.C. We paid  $885,000,  $672,000  and  $642,000 to the  aforementioned affiliates for years ended December 31, 2001, 2000 and 1999,  respectively.  The premiums paid to our affiliates were determined on an arms-length basis.

     At January 1, 1999,  California  Indemnity and Commercial Casualty invested in a real estate  limited  partnership  of which Sierra is the general  partner.
California  Indemnity  agreed to adjust its partnership  interest to approximate its occupancy.  Together,  the two insurance  subsidiaries  own limited  partner
interests  totaling   approximately  27%  of  the  limited  partnership.   These
transactions  were done to enable both companies to qualify for certain  premium tax  credits  in the  state  of  Nevada  and  were  approved  by the  California
Department of Insurance.  California  Indemnity also had a rental agreement with the related partnership under which California Indemnity leased a portion of the transferred real estate.  Rental expense under this agreement was  approximately
$1,267,000  and  $1,168,000  for the years  ended  December  31, 2000 and 1999 , respectively. In December 2000, in conjunction with a sale-leaseback transaction of Sierra's Las Vegas real estate  portfolio,  the limited  partnership sold the real estate to an unrelated  third party and the rental  agreement was canceled.
Sierra  entered into a 15-year  master  lease with the third party  purchaser of this real estate.  Effective  January 1, 2001,  Sierra and California  Indemnity
have  entered  into a one-year  sublease  for the space  occupied by  California
Indemnity.  The sublease is subject to the  provisions of Sierra's  master lease and  automatically  renews from year to year unless  California  Indemnity gives notice prior to December 1 of each year. Rental expense under this agreement was approximately $1,176,000 for the year ended December 31, 2001.

     In  March  2000,  California  Indemnity  financed  a  $7,400,000  five-year mortgage  note to  Sierra.  The note was  secured  by a first  deed of trust and earned  quarterly  interest  payments at 8.75% per annum beginning April 1, 2000 until April 1, 2005,  when the unpaid  principal  balance was due and payable in full. The note was callable in April 2001. In December 2000, in conjunction with a sale-leaseback of Sierra's Las Vegas real estate portfolio,  the mortgage note was assumed by the buyer. The loan to value based on the purchase price was 64%.
The interest  rate was  increased to 30-day LIBOR plus a margin and the maturity date was set at December 31, 2001.  The loan was scheduled to mature on December
31, 2001;  however,  the buyer  exercised the option to extend the maturity date for six months and paid a fee of .5% of the outstanding  balance.  The buyer can extend the loan for an  additional  six months with proper  notice to California
Indemnity and payment of an additional fee.

     In order to make the  September  15,  2000  interest  payment on the junior subordinated debentures, Sierra advanced $365,000 to CII Financial, Inc.

     In connection with the exchange offer for the Subordinated Debentures, (see
Note 7 of Notes to  Consolidated  Financial  Statements),  California  Indemnity
loaned  Sierra  $7.5  million.  The loan bears  interest  at 8.5%,  which is due semi-annually  on March 31 and September 30 of each year,  commencing  September
30, 2001. All outstanding principal and accrued interest is due on September 30,
2004.  The loan is  secured  by the  common  stock  of  Sierra  Health  and Life insurance Company, or SHL, a wholly owned subsidiary of Sierra, equal to 120% of the principal amount outstanding. At December 31, 2001, SHL had total equity, on a statutory  accounting basis of approximately  $16.4 million.  As an additional part of the exchange offer transaction,  Sierra lent CII Financial $15.0 million as well as an additional $2.0 million to enable CII Financial to pay the accrued interest on the  Subordinated  Debentures due March 15, 2001 and other operating expenses.  Each of the loans are demand notes payable and bear interest at 9.5%, which is due on demand or  semi-annually  on March 15 and  September  15 of each year,  commencing  September 15, 2001. The notes are  subordinated to the 9 1/2%
senior debentures and CII Financial's guaranty of Sierra's credit facility.

     In May 2001,  Sierra purchased $1.0 million of the 9 1/2% senior debentures from a non-affiliated  debenture holder.  These debentures are still outstanding and Sierra received $35,000 in interest payments in 2001.

     In  November  2001,  California  Indemnity  acquired  a  newly  constructed commercial  building in the city of North Las Vegas and entered into a five-year lease agreement with Sierra.  The monthly base rent is $13,500 and is subject to annual cost of living adjustments starting November 1, 2002 and a further market rental value adjustment on November 1, 2006. Sierra has the option to extend the terms of the lease for an additional five-year period.

     California   Indemnity  has  cost  sharing   agreements  with  two  of  its
affiliates,  SHL and Nevada Administrators,  Inc., or NVA. In its agreement with
SHL, we purchase  the use of SHL's Health Care  Organization,  or HCO, and other managed care services.  The services are provided at cost.  During 2001, we paid
$5.0 million to SHL under the terms of this  agreement.  In its  agreement  with
NVA, the Company receives  reimbursement  for certain  services  provided by the
Company at cost.  During 2001,  we received  $57,000 from NVA under the terms of this agreement.

     We have, in the normal course of business,  entered into various agreements and arrangements with Sierra and its wholly-owned subsidiaries. These agreements and arrangements have been entered into on either a cost or arms' length basis.

     Effective January 1, 1996, federal income taxes are calculated  pursuant to a tax allocation  agreement  between Sierra and CII Financial.  Income taxes are allocated  on a separate  return  basis for each  company and tax  benefits  are recorded  only to the extent  that an entity  could  recoup  taxes paid in prior years.

     All of our directors are also officers of Sierra.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following  consolidated financial statements are included in Part II,
       Item 8 of this Report:

                                                                                                     Page
                                                                                                     ----

        Independent Auditors' Report.............................................................      34
        Consolidated Balance Sheets at December 31, 2001 and 2000................................      35
        Consolidated Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999......................................................      36
        Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 2001, 2000 and 1999..................................      37
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999......................................................      38
        Notes to Consolidated Financial Statements...............................................      39

(a)(2) Financial Statement Schedules:

        Schedule I        -      Condensed Financial Information of Registrant...................     S-1

All other schedules are omitted  because they are not applicable,  not required, or because the required information is in the consolidated  financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

Exhibit
Number              Description
------              -----------

3.1  --Articles of  Incorporation  of the Company,  incorporate  by reference to
     Exhibit 3.1 to the Company's  Registration  Statement on Form S-4 (File No.
     333-52726).

3.2  --Bylaws of the  Company,  incorporate  by  reference to Exhibit 3.2 to the
     Company's Registration Statement on Form S-4 (File No. 333-52726).

4.1  --Form of Indenture  for 9 1/2% senior  debentures  due  September 15, 2004 from  the  Company  to  Wells  Fargo  Bank  Minnesota,  N.A.,  as  Trustee,
     incorporate  by  reference  to Exhibit  4.3 to the  Company's  Registration
     Statement on Form S-4 (File No. 333-52726).

4.2  --Specimen 9 1/2% senior  debenture  due  September 15, 2004 of the Company
     (included in Exhibit 4.1 hereto).

10.1 --Credit  Agreement dated as of October 30, 1998, among Sierra as borrower,
     Bank of America  National Trust and Savings  Association as  Administrative
     Agent and Issuing Bank, First Union National Bank as Syndication Agent, and
     the other  financial  institutions  party thereto,  dated as of October 30,
     1998,  incorporated by reference to Exhibit 10.4 to Sierra's 1998 Form 10-K filed for the fiscal year ended December 31, 1998.

10.2 --First  Amendment to Credit  Agreement  among Sierra as borrower,  Bank of
     America National Trust and Savings Association as Administrative  Agent and
     Issuing Bank and the other financial  institutions party thereto,  dated as of November 23, 1998, incorporated by reference to Exhibit 10.5 to Sierra's
     1998 Form 10-K filed for the fiscal year ended December 31, 1998.

10.3 --Second  Amendment to Credit  Agreement among Sierra as borrower,  Bank of
     America National Trust and Savings Association as Administrative  Agent and
     the other  financial  institutions  party thereto,  dated as of January 15,
     1999,  incorporated by reference to Exhibit 10.6 to Sierra's 1998 Form 10-K filed for the fiscal year ended December 31, 1998.

10.4 --Third  Amendment to Credit  Agreement  among Sierra as borrower,  Bank of
     America National Trust and Savings Association as Administrative  Agent and
     the other financial  institutions party thereto,  dated as of September 30,
     1999,  incorporated by reference to Exhibit 10.7 to Sierra's 1999 Form 10-K filed for the fiscal year ended December 31, 1999.

10.5 --Amended and Restated Credit  Agreement among Sierra as borrower,  Bank of
     America,  N.A.  as  Administrative  Agent and  Issuing  Bank,  First  Union
     National Bank, as Syndication  Agent and the other  financial  institutions party thereto, dated as of December 15, 2000,  incorporated by reference to
     Sierra's Current Report on Form 8-K dated December 15, 2000.

10.6 --Intercompany  Services  Agreement  dated  January 1, 1999, by and between
     Sierra and California Indemnity Insurance Company, incorporate by reference to Exhibit 10.6 to the Company's  Registration  Statement on Form S-4 (File
     No. 333-52726).

10.7 --Tax Allocation Agreement dated May 30, 1997, among Sierra, Health Plan of
     Nevada, the Company,  Sierra Health and Life Insurance Company,  California
     Indemnity Insurance Company,  Commercial Casualty Insurance Company and CII
     Insurance  Company,  incorporate  by  reference  to  Exhibit  10.7  to  the
     Company's Registration Statement on Form S-4 (File No. 333-52726).

10.8 --HCO Contract with Claims  Administrator  and Supplement dated January 19,
     2001 among California  Indemnity Insurance Company, and each of its insurer subsidiaries,  and Sierra Health and Life Insurance Company, incorporate by reference to Exhibit 10.8 to the Company's  Registration  Statement on Form
     S-4 (File No. 333-52726).

10.9 --Agreement  and Plan of Merger  dated as of June 12,  1995  among  Sierra,
     Health Acquisition Corp., and the Company, incorporated by reference to the
     Report on Form 8-K dated June 13, 1995, as amended.

10.10--Guaranty,  dated as of August 23, 2000, among the Company,  among others, as  guarantors,  in favor of Bank of  America  National  Trust and  Savings
     Association as  Administrative  Agent and the other financial  institutions party thereto,  incorporated by reference to Sierra's  Quarterly  Report on
     Form 10-Q filed for the quarter ended September 30, 2000.

10.11--First and Second Underlying Excess Loss Reinsurance  Agreement dated July
     1, 1998, by and between Traveler's Indemnity Insurance Company of Illinois,
     California  Indemnity  Insurance  Company,  Commercial  Casualty  Insurance
     Company,  CII  Insurance  Company  and Sierra  Insurance  Company of Texas,
     incorporate  by reference to Exhibit  10.11 to the  Company's  Registration
     Statement on Form S-4 (File No. 333-52726).

10.12--Casualty  Quota Share  Reinsurance  Agreement  dated July 1, 1998, by and between  Traveler's  Indemnity  Insurance  Company of Illinois,  California
     Indemnity  Insurance Company,  Commercial  Casualty Insurance Company,  CII
     Insurance  Company and Sierra  Insurance  Company of Texas,  incorporate by reference to Exhibit 10.12 to the Company's  Registration Statement on Form
     S-4 (File No. 333-52726).

10.13--Statutory  Workers'  Compensation  Excess of Loss  Reinsurance  Agreement
     dated January 1, 2000, by and between National Union Fire Insurance Company
     of  Pittsburgh,  Pennsylvania,   California  Indemnity  Insurance  Company,
     Commercial  Casualty  Insurance  Company,  CII Insurance Company and Sierra
     Insurance  Company of Texas,  incorporate  by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-52726).

10.14--Workers'  Compensation Excess of Loss Reinsurance Agreement dated July 1,
     2000, by and between  National Union Fire Insurance  Company of Pittsburgh,
     Pennsylvania,  California Indemnity Insurance Company,  Commercial Casualty
     Insurance  Company,  CII Insurance  Company and Sierra Insurance Company of
     Texas,   incorporate  by  reference  to  Exhibit  10.14  to  the  Company's
     Registration Statement on Form S-4 (File No. 333-52726).

10.15--Limited   Partnership  Agreement  of  the  2716  N.  Tenaya  Way  Limited
     Partnership  dated December 3, 1998, among California  Indemnity  Insurance
     Company,  Commercial Casualty Insurance Company and Sierra,  incorporate by reference to Exhibit 10.15 to the Company's  Registration Statement on Form
     S-4 (File No. 333-52726).

10.16--Sublease of 2716 North Tenaya Way, Las Vegas,  Nevada,  dated January 25,
     2001, among Sierra and California Indemnity Insurance Company,  incorporate by reference to Exhibit  10.16 to the Company's  Registration  Statement on
     Form S-4 (File No. 333-52726).

10.17--Intercompany  Pooling  Agreement dated January 1, 1999,  among California
     Indemnity  Insurance Company,  Commercial  Casualty Insurance Company,  CII
     Insurance  Company and Sierra  Insurance  Company of Texas,  incorporate by reference to Exhibit 10.17 to the Company's  Registration Statement on Form
     S-4 (File No. 333-52726).

10.18--Investment  Services  Agreement dated January 1, 1999, between Sierra and
     California Indemnity Insurance Company, incorporate by reference to Exhibit
     10.18  to the  Company's  Registration  Statement  on Form  S-4  (File  No.
     333-52726).

10.19--Investment  Services  Agreement dated January 1, 1999, between Sierra and
     Commercial Casualty Insurance Company,  incorporate by reference to Exhibit
     10.19  to the  Company's  Registration  Statement  on Form  S-4  (File  No.
     333-52726).

10.20--Investment  Services  Agreement dated January 1, 1999, between Sierra and
     CII  Insurance  Company,  incorporate  by reference to Exhibit 10.20 to the
     Company's Registration Statement on Form S-4 (File No. 333-52726).

10.21--Investment  Services  Agreement dated January 1, 1999, between Sierra and
     Sierra  Insurance  Company of Texas,  incorporate  by  reference to Exhibit
     10.21  to the  Company's  Registration  Statement  on Form  S-4  (File  No.
     333-52726).

10.22--Form of  Promissory  Notes from the  Company to  Sierra,  incorporate  by reference to Exhibit 10.22 to the Company's  Registration Statement on Form
     S-4 (File No. 333-52726).

10.23--Lease of Print Shop to Sierra Health Services, Inc.

21   --Subsidiaries  of the Company,  incorporate  by reference to Exhibit 21 to the Company's Registration Statement on Form S-4 (File No. 333-52726).

SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934,  the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         CII FINANCIAL, INC.

                                         By       /s/ Kathleen M. Marlon
                                         ---------------------------------------
                                                  Kathleen M. Marlon
                                                  President, Chief Executive
                                                  Officer and
                                                  Chairman of the Board

Date: April 1, 2002

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated.

               Signature                                   Title                                  Date
               ---------                                   -----                                  ----

/s/ Kathleen M. Marlon                   President, Chief Executive Officer                   April 1, 2002
------------------------------------
          Kathleen M. Marlon             and Chairman of the Board
                                         (Chief Executive Officer)

/s/ John F. Okita                        Chief Financial Officer and Director                 April 1, 2002
------------------------------------
             John F. Okita               (Principal Financial and Accounting
                                         Officer)

/s/ Paul H. Palmer                       Director                                             April 1, 2002
------------------------------------
            Paul H. Palmer

/s/ Frank E. Collins                     Director                                             April 1, 2002
------------------------------------
           Frank E. Collins

                      CII FINANCIAL, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only
                        (In thousands except share data)

                                                                                         December 31,
                                                                                         ------------
                                                                                    2001              2000
                                                                                    ----              ----
ASSETS
    Cash and cash equivalents..............................................       $    555          $    499
    Preferred stock, at fair value.........................................                            1,092
    Equity in net assets of subsidiaries...................................        104,940           111,142
    Property and equipment, net............................................            613             1,094
    Other assets...........................................................            458                99
                                                                                   -------           -------

         TOTAL ASSETS......................................................       $106,566          $113,926
                                                                                   =======           =======

LIABILITIES AND STOCKHOLDER'S EQUITY
    Senior debentures......................................................       $ 19,187
    Convertible subordinated debentures....................................                         $ 47,059
    Net payable to affiliates..............................................          2,276               418
    Note payable to Sierra.................................................         17,000
    Accrued interest payable...............................................          1,082             1,029
    Accounts payable and accrued expenses..................................          1,585             2,068
                                                                                   -------           -------
         TOTAL LIABILITIES.................................................         41,130            50,574
                                                                                   -------           -------

STOCKHOLDER'S EQUITY
    Common stock, no par value, 1,000 shares authorized;
        shares issued and outstanding - 100................................          3,604             3,604
    Additional paid-in capital.............................................         64,450            64,450
    Accumulated other comprehensive loss:
        Unrealized holding loss on available-for-sale
           investments of subsidiaries.....................................         (4,436)           (4,535)
    Retained earnings (accumulated deficit)................................          1,818              (167)
                                                                                   -------           -------
         TOTAL STOCKHOLDER'S EQUITY........................................         65,436            63,352
                                                                                   -------           -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................       $106,566          $113,926
                                                                                   =======           =======

                      CII FINANCIAL, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
             CONDENSED STATEMENT OF OPERATIONS - Parent Company Only
                                 (In thousands)

                                                                                  Years Ended December 31,
                                                                           2001            2000              1999
                                                                           ----            ----              ----

REVENUES
    Net investment income.....................................            $   40          $    51            $    1
    Other.....................................................               857              932             1,084
                                                                           -----           ------             -----

  Total revenues..............................................               897              983             1,085
                                                                           -----           ------             -----

EXPENSES
    Interest expense..........................................             2,308            3,607             3,707
    General and administrative................................               579            1,461               765
                                                                           -----           ------             -----

  Total expenses..............................................             2,887            5,068             4,472
                                                                           -----           ------             -----

Equity in undistributed earnings (loss) of subsidiaries.......             3,275           (4,651)            7,141
                                                                           -----           ------             -----

INCOME (LOSS) BEFORE FEDERAL
    INCOME TAX (BENEFIT) EXPENSE
      AND EXTRAORDINARY GAIN..................................             1,285           (8,736)            3,754

Federal income tax (benefit) expense..........................              (338)            (353)              261
                                                                           -----           ------             -----

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN.......................             1,623           (8,383)            3,493

Extraordinary gain from debt extinguishment
    (net of income taxes of $195, $353 and $59)...............               362              654               111
                                                                           -----           ------             -----

NET INCOME (LOSS).............................................            $1,985          $(7,729)           $3,604
                                                                           =====           ======             =====

                      CII FINANCIAL, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
             CONDENSED STATEMENT OF CASH FLOWS - Parent Company Only
                                 (In thousands)

                                                                                    Years Ended December 31,
                                                                            2001              2000              1999
                                                                            ----              ----              ----
CASH FLOW OPERATING ACTIVITIES:
     Net income (loss)............................................        $  1,985          $(7,729)          $ 3,604
     Adjustments to reconcile net income (loss) to net............
         cash used in operating activities:
     Equity in undistributed (earnings) loss of subsidiaries......          (3,275)           4,651            (7,141)
     Extraordinary gain...........................................            (557)          (1,007)             (170)
     Depreciation and amortization................................             470              673               721
     Changes in assets and liabilities............................             459            2,415            (2,057)
                                                                           -------           ------            ------

Net cash used in operating activities.............................            (918)            (997)           (5,043)
                                                                           -------           ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment dispositions..........................              44
     Sales (purchases) of available-for-sale investments..........           1,092           (1,092)                2
                                                                           -------           -------           ------

Net cash provided by (used in) investing activities...............           1,136           (1,092)                2
                                                                           -------           -------           ------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of convertible subordinated debentures............         (27,162)          (2,432)             (583)
     Dividend to Sierra...........................................                           (2,637)
     Dividends from subsidiary....................................          10,000            6,800             6,000
     Note Payable to Sierra.......................................          17,000
                                                                           -------           ------            ------

Net cash (used in) provided by financing activities...............            (162)           1,731             5,417
                                                                           -------           ------            ------

NET CHANGE IN CASH AND CASH
     EQUIVALENTS..................................................              56             (358)              376
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR............................................             499              857               481
                                                                           -------           ------            ------

CASH AND CASH EQUIVALENTS AT END OF YEAR..........................        $    555          $   499           $   857
                                                                           =======           ======            ======