Form 10-Q
period 2002-03-31
CII FINANCIAL INC
filed 2002-05-15
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002

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

      As of May 14, 2002, there were 100 shares of common stock outstanding, all of which are held by Sierra Health Services, Inc.

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 2002 and December 31, 2001.....................................................    3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2002 and 2001...............................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2002 and 2001...............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   16

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                   (Unaudited)

                                                                                      March 31,              December 31,
                                                                                        2002                     2001
   Invested Assets:
       Debt Securities, Available-for-sale, at Fair Value..................           $228,267                 $212,294
       Debt Securities, Held-to-Maturity, at Amortized Cost................             11,898                   13,809
       Preferred Stocks, at Fair Value.....................................              7,505                    5,884
       Mortgage Loans on Non-Affiliated Real Estate........................             10,961                   11,398
                                                                                       -------                  -------
           Total Invested Assets...........................................            258,631                  243,385
                                                                                       -------                  -------

   Cash and Cash Equivalents...............................................              9,077                    8,641
   Reinsurance Recoverable.................................................            201,130                  218,079
   Premiums Receivable (Net of Allowances of $1,459 and $1,404)............             10,197                   10,669
   Note Receivable Affiliate (Note 8)......................................              7,500                    7,500
   Deferred Income Taxes...................................................             20,274                   16,305
   Property and Equipment, Net.............................................              4,546                    4,955
   Other Assets............................................................             15,339                   11,939
                                                                                       -------                  -------
   TOTAL ASSETS............................................................           $526,694                 $521,473
                                                                                       =======                  =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

   Reserve for Loss and Loss Adjustment Expenses...........................           $388,966                 $385,705
   Unearned Premiums.......................................................             16,827                   14,327
   Debentures (Note 3).....................................................             18,476                   19,187
   Notes Payable Affiliate (Note 8)........................................             17,000                   17,000
   Accounts Payable and Other Accrued Expenses.............................             22,352                   19,818
                                                                                       -------                  -------
   TOTAL LIABILITIES.......................................................            463,621                  456,037
                                                                                       -------                  -------

Commitments and Contingencies (Note 7)

Stockholder's equity:
   Common Stock, No Par Value, 1,000 Shares
       Authorized; 100 Shares Issued and Outstanding.......................              3,604                    3,604
   Additional Paid-in Capital..............................................             64,450                   64,450
   Accumulated Other Comprehensive Loss....................................             (7,038)                  (4,436)
   Retained Earnings.......................................................              2,057                    1,818
                                                                                       -------                  -------
         Total Stockholder's Equity........................................             63,073                   65,436
                                                                                       -------                  -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.................................           $526,694                 $521,473
                                                                                       =======                  =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                                    2002              2001
Revenues:
     Direct Written Premiums............................................................          $ 44,506         $ 50,229
     Changes in Direct Unearned Premiums................................................            (2,501)          (3,006)
                                                                                                   -------          -------

     Direct Earned Premiums.............................................................            42,005           47,223
     Add:   Premiums Assumed............................................................                54
     Less:  Premiums Ceded..............................................................               480            8,333
                                                                                                   -------          -------

     Net Earned Premiums................................................................            41,579           38,890
     Net Investment Income..............................................................             3,580            4,110
     Net Realized Investment Gains......................................................                72              385
                                                                                                   -------          -------

         Total Revenues.................................................................            45,231           43,385
                                                                                                   -------          -------

Costs and Expenses:
     Direct Loss and Loss Adjustment Expenses...........................................            44,528           49,307
     Reinsurance Recoveries.............................................................           (10,872)         (16,938)
                                                                                                   -------          -------

     Net Loss and Loss Adjustment Expenses..............................................            33,656           32,369
     Policy Acquisition Costs...........................................................             7,190            6,261
     General, Administrative and Other..................................................             3,483            3,732
     Interest Expense...................................................................               404              882
                                                                                                   -------          -------

         Total Costs and Expenses.......................................................            44,733           43,244
                                                                                                   -------          -------

Income Before Federal Income Tax Expense................................................               498              141

Federal Income Tax Expense..............................................................               259              225
                                                                                                   -------          -------

Net Income (Loss).......................................................................          $    239         $    (84)
                                                                                                   =======          =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                            2002              2001
Cash Flows From Operating Activities:
  Net Income (Loss)...............................................................       $    239          $    (84)
  Adjustments to Reconcile Net Income (Loss) to Net
       Cash Provided by Operating Activities:
    Depreciation..................................................................            355               312
Change in Assets and Liabilities:
    Reinsurance Recoverable.......................................................         16,949             1,001
    Reserve for Loss and Loss Adjustment Expense..................................          3,261             5,354
    Change in Other Assets and Liabilities........................................           (201)           (5,154)
                                                                                          -------           -------
                 Net Cash Provided by Operating Activities........................         20,603             1,429
                                                                                          -------           -------

Cash Flows From Investing Activities:
    Capital Expenditures, Net.....................................................             54               136
    Changes in Investments .......................................................        (19,510)          (24,164)
                                                                                          -------           -------
Net Cash Used for Investing Activities............................................        (19,456)          (24,028)
                                                                                          -------           -------

Cash Flows From Financing Activities:
    Payments on Debentures........................................................           (711)                -
                                                                                          -------           -------
Net Cash Used for Financing Activities............................................           (711)                -
                                                                                          -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents..............................            436           (22,599)

Cash and Cash Equivalents at Beginning of Period..................................          8,641            28,666
                                                                                          -------           -------

Cash and Cash Equivalents at End of Period........................................       $  9,077          $  6,067
                                                                                          =======           =======

                                                                                       Three Months Ended March 31,
                                                                                           2002              2001
Supplemental Condensed Consolidated Disclosures of Cash Flows Information:

Cash Paid During the Period for Interest..........................................       $    404          $     -

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     CII Financial,  Inc. ("CII Financial",  a workers'  compensation  insurance holding company,  together with its subsidiaries,  collectively referred to as the "Company") is a wholly owned  subsidiary of Sierra Health  Services,
     Inc.  ("Sierra"),  a managed health care company.  The Company's  insurance subsidiaries consist of California Indemnity Insurance Company ("California
     Indemnity")  and  its  wholly  owned   subsidiaries,   Commercial  Casualty
     Insurance  Company,  CII Insurance  Company and Sierra Insurance Company of
     Texas.  The  accompanying   unaudited  financial   statements  include  the
     consolidated  accounts of the Company. All material  intercompany  balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting  principles  generally accepted in the United
     States  of  America  as used in  preparing  the  Company's  annual  audited consolidated financial statements but do not contain all of the information and  disclosures  that  would be  required  in a  complete  set of  audited financial statements.  They should,  therefore, be read in conjunction with the Company's audited  consolidated  financial statements and related notes thereto as of and for the years ended  December  31, 2001 and 2000.  In the opinion of management,  the accompanying  unaudited condensed  consolidated financial  statements  reflect all  adjustments,  consisting only of normal recurring  adjustments,  necessary for a fair presentation of the financial results for the interim periods presented.

2.   Comprehensive Income

     The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                                         Three Months Ended March 31,
                                                                             2002              2001
                  (In thousands)
                  Net Income (Loss)..............................          $   239             $(84)
                  Change in Accumulated Other
                      Comprehensive Income, Net..................           (2,602)             920
                                                                            ------              ---

                  Comprehensive (Loss) Income....................          $(2,363)            $836
                                                                            ======              ===

3.   Debentures

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

     The transaction was treated as a restructuring of debt; therefore a gain on restructuring  was recognized for the difference and the carrying amount of the remaining  Subordinated  Debentures and the 9 1/2% senior debentures is the total  future  cash  payments  on the  debentures.  Costs  incurred  in connection with the exchange were used to offset the gain on restructuring.
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
     The 9 1/2% senior  debentures rank senior to outstanding notes payable from
     CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit  facility.  (See Note 8 of these  financial  statements)  The 9 1/2%
     senior  debentures may be redeemed by CII Financial at any time at premiums starting at 110% and declining to 100% for redemptions after April 1, 2004.
     In the event of a change in control of CII Financial,  the holders of these
     9 1/2% senior debentures may require that CII Financial  repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

     Since the time of the  exchange,  Sierra  has  purchased  $1.0  million  in outstanding 9 1/2% senior  debentures.  The debentures are eliminated  upon
     Sierra's consolidation.

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

6.   Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
     No. 142,  "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires,  among other things,  the discontinuance  of goodwill  amortization.  In addition,  the pronouncement includes provisions for the reclassification of certain existing recognized intangibles such as goodwill,  reassessment of the useful lives of existing recognized  intangibles,  reclassification  of certain  intangibles  out of previously  reported goodwill and the identification of reporting units for purposes of assessing  potential future  impairments of goodwill.  SFAS No.
     142 also requires companies to complete a transitional  goodwill impairment test six months from the date of  adoption.  The Company  does not have any goodwill or other significant intangible assets and did not have any impact from the adoption of SFAS No. 142 on its financial  position and results of operations.

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
     Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets" ("SFAS No. 144"),  which is effective January 1, 2002. SFAS No. 144 requires that long-lived assets that are to be sold within one year must be separately  identified  and carried at the lower of carrying  value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year,  such as some  foreclosed  real  estate,  must be written down to the lower  of  current  fair  value or fair  value  at the date of  foreclosure adjusted to reflect  depreciation  since  acquisition.  The Company did not have any impact from the adoption of SFAS No. 144 on its financial position and results of operations.

     In April 2002, the FASB issued Statement of Financial  Accounting  Standard
     No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB
     Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145
     requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles
     Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion
     No. 30 will distinguish transactions that are part of an entity's recurring operations  from  those  that are  unusual  and  infrequent  that  meet the criteria  for  classification  as an  extraordinary  item.  SFAS No. 145 is effective for the Company  beginning  January 1, 2003,  but the Company may adopt the  provisions  of SFAS No. 145 prior to this date.  The Company has net yet evaluated the impact of SFAS No. 145 on its financial  position and results of operations.

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

     There  were no  assessments  by  non-California  states  in 2000 and  total assessments  by all other  states were less than  $236,000  in 2001.  It is likely  that  guarantee  fund  assessments  related to  insolvent  workers'
     compensation insurance companies will continue for the next several years.

8.   Note Receivable and Notes Payable to Affiliate

     In connection with the exchange offer for the Subordinated  Debentures (see
     Note 3 of these  financial  statements),  California  Indemnity lent Sierra
     $7.5 million.  The loan bears interest at 8.5%, which is due  semi-annually on March 31 and September 30 of each year,  commencing  September 30, 2001.
     All  outstanding  principal  and accrued  interest is due on September  30,
     2004.  The loan is secured by the  common  stock of Sierra  Health and Life
     Insurance  Company ("SHL"),  a wholly owned subsidiary of Sierra.  At March
     31,  2002,  SHL had total  equity,  on a  statutory  accounting  basis,  of approximately  $13.7 million.  As an additional  part of the exchange offer transaction,  Sierra  lent  CII  Financial  $15.0  million  as  well  as an additional $2.0 million to enable CII Financial to pay the accrued interest on the  Subordinated  Debentures due on March 15, 2001 and other  operating expenses.  Each of the loans are demand notes  payable and bear interest at
     9.5%, which is due on demand. CII Financial continues to provide a guaranty of Sierra's revolving credit facility.  The notes are subordinated to the 9
     1/2% senior debentures and the guaranty of Sierra's credit facility.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with the Condensed  Consolidated  Financial  Statements and related
Notes thereto.  The information  contained below is subject to risk factors.  We urge you to review  carefully the section  "Risk  Factors" in our 2001 Form 10-K filed on April 1, 2002 for a more complete  discussion  of the risks  associated with an investment in our securities.  See "Note on  Forward-Looking  Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

This report contains "forward-looking  statements" within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934,  both as amended.  All statements  other than  statements of historical fact are forward-looking statements for purposes of federal and state securities laws.  The  cautionary  statements  are  made  pursuant  to  the  "safe  harbor"
provisions of the Private Securities  Litigation Reform Act of 1995, as amended, and identify  important  factors  that could cause our actual  results to differ materially from those expressed in any projected,  estimated or  forward-looking statements  relating to us. These  forward-looking  statements are identified by their  use of  terms  and  phrases  such as  "anticipate,"  "believe,"  "could,"
"estimate,"  "expect,"  "intend," "may," "plan," "project," "will,"  "continue,"
and other similar terms and phrases, including references to assumptions.

Although   we  believe   that  the   expectations   reflected   in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.

Critical Accounting Policies and Estimates

A description of our critical  accounting policies and estimates can be found in
Item 7 of  our  2001  Form  10-K  and  for a more  extensive  discussion  of our accounting policies,  see Note 2, Summary of Significant Accounting Policies, in
the Notes to the Consolidated  Financial  Statements in our 2001 Form 10-K filed on April 1, 2002.

RESULTS OF  OPERATIONS,  THREE MONTHS  ENDED MARCH 31,  2002,  COMPARED TO THREE
MONTHS ENDED MARCH 31, 2001.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  investment  gains.  Total revenue increased by 4.3% due primarily to a reduction in premiums ceded to reinsurers offset by a reduction in direct earned premiums  and a decrease  in  investment  income.  Reflected  in the 2002 direct written premiums is a 33% decrease in production and a 25% composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums decreased by 11.4% due primarily to a decline in our California business.  Offsetting  this was a  reduction  in the amount of premium  ceded to reinsurers, which resulted in an increase in earned premium of $7.9 million. The decrease in ceded  reinsurance  premiums was primarily due to the expiration and run-off of our low level  reinsurance  agreement on June 30, 2000 along with new lower retention reinsurance  agreements,  all of which reduced the percentage of premiums being ceded.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following table reflects a comparison of direct written premiums, by state:

                                                           Three months ended March 31,
                                                   2002      % of total          2001         % of total
                                                               (dollars in millions)
         California.........................      $30.4         68.3%            $36.0           71.7%
         Nevada.............................        6.1         13.7               5.4           10.7
         Colorado...........................        3.9          8.8               4.6            9.2
         Texas..............................        2.3          5.2               2.5            5.0
         Other States.......................        1.8          4.0               1.7            3.4
                                                   ----        -----              ----          -----
            Total...........................      $44.5        100.0%            $50.2          100.0%
                                                   ====        =====              ====          =====

As shown in the preceding  table, our largest premium state,  California,  had a
15.6%  decrease  in direct  written  premiums.  However,  we obtained an average premium rate increase on California  renewing  policies of approximately 32% for the quarter  ended March 31, 2002.  Premiums in force are an indicator of future written premium trends. Inforce premiums are the total estimated annual premiums of all  policies  in  force  at a point in time.  Total  inforce  premiums  have decreased by 6.1% to $163.5 million  compared to last year. This has resulted in a decrease  in direct  written  premiums,  especially  in  California,  which we believe is due largely to business lost as a result of premium rate increases we have been  attempting  to receive.  The number of inforce  policies at March 31,
2002 has also dropped by 21.8% compared to last year.

The  $530,000  or  12.9%  decrease  in net  investment  income  is due to  lower investment yields offset by an increase in the average invested asset balance.

Net realized gains decreased  $313,000 or 81.3%. We try to manage our investment portfolio to minimize unplanned sales of our available-for-sale investments.

Net Loss and Loss Adjustment  Expenses,  or LAE, increased by approximately $1.3 million due to the following:

     o    We recorded  approximately  $2.1  million in  additional  loss and LAE related to the  increase in net earned  premiums  in 2002  compared to
          2001.

     o    In 2002, we recorded $2.0 million of net adverse loss  development for prior accident years compared to $1.6 million in 2001. The net adverse development  was largely  attributable  to higher costs per claim,  or claim  severity,  in  California.  Higher  claim  severity  has  had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry.  Approximately  $400,000 of the net adverse loss development recorded  in 2002 is due to the  effects of  Assembly  Bill 749, or AB
          749, as described below.

     o    In 2001, we recorded an accident year loss and LAE ratio of 79.1%.  We have reduced the comparative  2002 accident year loss and LAE ratio to
          76.0%,  resulting in a decrease to our net loss and LAE totaling  $1.2 million.  The  reduction  in the loss  ratio is  primarily  due to the composite premium rate increases obtained on new and renewal business.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected  from  reinsurers.  Net  reinsurance  recoverable  decreased  by $16.9 million from  December 31, 2001 to March 31, 2002 compared to a decrease of $1.0 million from December 31, 2000 to March 31, 2001.

In February 2002, California enacted AB 749. This new legislation is designed to increase benefits paid to injured workers starting January 1, 2003. The Workers'
Compensation Insurance Rating Bureau of California,  or WCIRB, has preliminarily estimated  that the new  legislation  will  increase the loss costs for accident year 2003 by approximately 7%. Increased loss costs, such as benefit  increases, are normally built into the rating-making process so that premiums are increased to cover the  increase in costs.  Although we intend to increase  our  premiums, there is no assurance  that our increase will be sufficient  enough to cover the estimated  cost  increases or that the WCIRB's  estimate is accurate.  AB 749 is effective  for claims  occurring on and after January 1, 2003.  However,  due to other statutes,  certain  temporary total disability claims with dates of injury prior to 2003 will  automatically  increase to the new benefit levels  effective
January 1, 2003.

The  loss and LAE  reserves  recorded  as of March  31,  2002  reflect  our best estimate of the ultimate loss costs for reported and unreported claims occurring in the current  accident year as well as those  occurring in accident years 2001 and prior. Workers' compensation claim payments are made over several years from the date of the claim.  Until the final  payments for reported  claims are made, reserves are invested to generate investment income.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued until June 30, 2000, when we exercised an option to extend coverage to all  policies in force as of June 30,  2000.  The  termination  of the low level agreement has resulted in our keeping more retained losses and LAE. However, our
California  premium  rates have been  increasing,  which we  believe  has helped mitigate the loss of this  favorable  reinsurance  protection.  The premium rate increases on policies renewed in California during 2001 was  approximately  38%.
For policies effective from July 1, 2000, we obtained excess of loss reinsurance for 100% of the losses above  $250,000 and less than  $500,000.  This  agreement terminated  on June 30,  2001 and  only  covered  claims  with  dates of  injury occurring by that date.  We already had an existing  excess of loss  reinsurance agreement that covers 100% of the losses above $500,000.  The latter reinsurance agreement is a fixed rate multi-year  contract,  with no exclusion for terrorist acts,  that  expires on  December  31,  2002.  We intend to execute an option to extend the coverage for all policies in force as of December 31, 2002 until they expire.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance  market,  we expect our future  reinsurance  costs to  significantly increase and our coverage limits to decrease.  We cannot currently estimate what the impact to our operating results will be when we obtain replacement  coverage in January  2003.  Although  we intend to  increase  our  premiums  to cover any increases in our reinsurance  costs there is no assurance that our increase will be sufficient enough to cover the estimated cost increases.

Reinsurance  contracts  do not relieve us from our  obligations  to claimants or policyholders.  At March 31,  2002,  we had over  $201  million  in  reinsurance recoverable.  We evaluate the financial  condition of our reinsurers to minimize our exposure to  significant  losses from reinsurer  insolvencies.  At March 31,
2002,  all of our  reinsurers  were rated A+ or better by Fitch  Ratings and the
A.M. Best Company. Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

As a  percentage  of net earned  premiums,  the loss and LAE ratio for the three month period ended March 31,  2002,  was 80.9%  compared to 83.2% for the threee month period ended March 31, 2001.  The decrease is primarily due to significant premium increases offset by termination of the low level reinsurance agreement.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and marketing departments.  The increase in policy acquisition costs of $929,000 in 2002 is primarily attributable to the increase in earned premiums and the run off of the low level reinsurance  treaty,  whereby we are ceding less commission to our reinsurers.

General,  Administrative and Other Expenses include other underwriting  expenses of $2.9  million in 2002  compared  to $3.1  million in 2001 and  policyholders'
dividends  of  $583,000 in 2002  compared  to  $638,000 in 2001.  Policyholders'
dividends,  which  primarily  are  payable  on  Nevada  participating  policies, represent 1.4% of 2002 net earned premiums compared to 1.6% in 2001.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was slightly higher in 2002 at 24.3%  compared to 24.1% in 2001.  The increase was  primarily due to lower ceded  commissions due to the run off of the low level  reinsurance agreement.

Interest  Expense  decreased  by $478,000 or 54.2%  during the period due to the completion of the exchange offer for the CII Financial,  Inc. 7 1/2% Convertible
Subordinated Debentures, or Subordinated Debentures, that closed on May 7, 2001.
As a result of the exchange of the Subordinated Debentures,  all future interest payments on the 9 1/2% senior  debentures are reductions of the carrying  amount of the debentures and no further interest expense is recorded. See Note 3 of the
Notes to Condensed  Consolidated  Financial  Statements.  The  interest  expense recorded in 2002 is all  related to a note  payable to Sierra  Health  Services,
Inc. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

Combined Ratio is a measurement of underwriting profit or loss and is the sum of the loss and LAE ratio,  underwriting expense ratio and policyholders'  dividend ratio. A combined ratio of less than 100% indicates an underwriting  profit. Our combined  ratio was  106.6%  compared  to  108.9%  for 2001.  The  decrease  was primarily due to significant  composite rate increases.  Excluding  adverse loss development,  the combined  ratio would have been 101.7% for 2002 and 104.8% for
2001.

Provision for Income Taxes was recorded at $259,000 for the quarter  compared to
$225,000  in 2001 with an  effective  tax rate of 52.0%  compared  to 159.6% for
2001.  The  change  in the  effective  tax rate is due to a  combination  of tax preferred investments and changes in the valuation allowance.  The effective tax rate is greater  than the  statutory  rate due to the effects of the phase in of additional unearned premiums as a result of a change in tax law in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Debentures

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

The  transaction  was treated as a  restructuring  of debt;  therefore a gain on restructuring  was recognized for the difference and the carrying  amount of the remaining Subordinated  Debentures and the 9 1/2% senior debentures is the total future cash payments on the  debentures.  Costs incurred in connection  with the exchange were used to offset the gain on restructuring. All future cash payments related  to  the  debentures  are  reductions  of  the  carrying  amount  of the debentures  therefore  no future  interest  expense will be  recognized  for the debentures.  The transaction resulted in an extraordinary gain of $557,000 and a corresponding tax provision of $195,000.

The 9 1/2% senior  debentures pay interest,  which is due semi-annually on March
15 and September 15 of each year,  commencing on September 15, 2001.  The 9 1/2%
senior debentures rank senior to outstanding notes payable from CII Financial to
Sierra and CII Financial's guarantee of Sierra's revolving credit facility. (See
Note 8 of these  financial  statements).  The 9 1/2%  senior  debentures  may be redeemed by CII Financial at any time at premiums starting at 110% and declining to 100% for redemptions after April 1, 2004. In the event of a change in control of CII Financial, the holders of these 9 1/2% senior debentures may require that
CII Financial  repurchase them at the then  applicable  redemption  price,  plus accrued and unpaid interest.

Since the time of the exchange, Sierra has purchased $1.0 million in outstanding
9  1/2%  senior   debentures.   The  debentures  are  eliminated  upon  Sierra's
consolidation.

Obligations and Commitments

A schedule of obligations  and  commitments as of December 31, 2001 can be found in Item 7 under  Liquidity and Capital  Resources in our 2001 Form 10-K filed on
April 1, 2002.

Other

Our insurance  subsidiaries require liquidity to pay policy claims and benefits, for operating  expenses,  income taxes and to purchase  fixed assets to maintain and enhance their operations.  The source of our insurance  subsidiaries'  funds come  from the  premiums  they  collect,  the  investment  income  they earn and receipts from their reinsurers.  The liquidity requirements of our non-insurance operations,  which are  essentially  the holding  company,  CII  Financial,  are substantially  all related to the  servicing of interest  payments on the 9 1/2%
senior debentures and the payment of the 9 1/2% senior debentures at maturity.

Our insurance  subsidiaries are required to maintain sufficient liquid assets to pay claims and other  policy  obligations.  Workers'  compensation  insurance is referred  to as a  "long-tail"  business  because  of the  length  of time  that typically occurs between when the premium is collected and when a claim is fully paid and settled due to lifetime  benefits that could be provided to a claimant.
The excess of premiums  collected  over claims and  expenses  paid are  invested until needed. State regulations dictate the kinds of investments we can have and we try to match the maturity of our investments with expected future cash needs.

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $9.1  million  in cash  and cash equivalents  held at March 31, 2002,  $9.0 million is designated for use only by the regulated insurance companies. CII Financial has limited sources of cash and is  dependent  upon  dividends  paid by  California  Indemnity.  The  payment of stockholders'  dividends by California  Indemnity is regulated by the California
Insurance Code and, at a minimum, requires a 10 business day prior notice to the
California  Department of Insurance.  If a payment of a dividend or distribution whose fair market value,  together with that of other dividends or distributions made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus  or its net  income  for the  preceding  year  end,  then the insurance  commissioner  has up to 30  days to  disapprove  it.  The  California
Department of Insurance  will not allow a payment of a dividend or  distribution if it will  cause an  insurer's  policyholders'  surplus to be  unreasonable  in relation  to the  insurer's  liabilities  and  the  adequacy  of  the  insurer's financial  needs.  In making this  determination,  the California  Department of
Insurance considers a variety of factors including, but not limited to, the size of the insurer,  the amount,  type and geographic  concentration of insurance it writes,  the  quality of its  assets and  reinsurance  programs,  and  operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2001,  California  Indemnity,  which is our only direct insurance subsidiary,  had unassigned funds of $2.1 million from which it could pay a dividend without prior approval.

Cash Flows

We had positive  cash flows from  operating  activities of $20.6 million for the quarter  ended March 31, 2002  compared to $1.4 million in the first  quarter of
2001.  Our cash flow for 2002 was  primarily due to the run-off of the low level reinsurance  agreement,  which  provided  net  reinsurance  recoveries  of $16.9 million.  In  addition,  the growth in net earned  premiums  has  resulted in an increase in loss and LAE reserves for both 2002 and 2001.

Our net cash used in investing activities was $19.5 million in the first quarter of 2002  compared to cash used in investing  activities of $24.0 million for the first quarter of 2001. As a result of the cash  provided by  operations,  we had more funds available to invest in 2002.

In the first  quarter  of 2002,  we used  $711,000  in cash to make a  scheduled interest  payment on the  outstanding  debentures.  Since the exchange offer all future payments on the debentures are reductions of principal.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unrealized  holding losses on available for sale  investments  have increased by
$2.6 million  since  December 31, 2001 due primarily to an increase in the yield on Government  obligations.  We believe that changes in market  interest  rates, resulting  in  unrealized  holding  gains or losses,  should not have a material impact on future  earnings or cash flows as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

                                   CII FINANCIAL, INC.
                                   -------------------
                                      (Registrant)

Date:  May 15, 2002                /S/ JOHN F. OKITA
                                   ------------------------------
                                   JOHN F. OKITA
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)