Form 10-Q
period 2002-06-30
CII FINANCIAL INC
filed 2002-08-14
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2002

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

    As of August 12, 2002, there were 100 shares of common stock outstanding, all of which are held by Sierra Health Services, Inc.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 2002 and December 31, 2001......................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 2002 and 2001........................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 2002 and 2001..................................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   20

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                     ASSETS

                                                                                      June 30,               December 31,
                                                                                       2002                     2001
   Invested Assets:
       Debt Securities, Available-for-Sale, at Fair Value..................           $243,248                 $212,294
       Debt Securities, Held-to-Maturity, at Amortized Cost................              7,621                   13,809
       Preferred Stocks, at Fair Value.....................................             12,574                    5,884
       Mortgage Loans on Non-Affiliated Real Estate........................             10,712                   11,398
                                                                                       -------                  -------
           Total Invested Assets...........................................            274,155                  243,385
                                                                                       -------                  -------

   Cash and Cash Equivalents...............................................              8,562                    8,641
    Reinsurance Recoverable................................................            200,066                  218,079
    Premiums Receivable (Net of Allowances of $1,106 and $1,404)...........             10,113                   10,669
    Note Receivable Affiliate (Note 8).....................................              7,500                    7,500
    Deferred Income Taxes..................................................             18,920                   16,305
    Property and Equipment, Net............................................              4,135                    4,955
    Other Assets...........................................................             14,191                   11,939
                                                                                       -------                  -------
   TOTAL ASSETS............................................................           $537,642                 $521,473
                                                                                       =======                  =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

    Reserve for Loss and Loss Adjustment Expenses..........................           $391,757                 $385,705
    Unearned Premiums......................................................             16,436                   14,327
    Debentures (Note 3)....................................................             18,476                   19,187
    Notes Payable Affiliate (Note 8).......................................             17,000                   17,000
    Accounts Payable and Other Accrued Expenses............................             26,884                   19,818
                                                                                       -------                  -------
    TOTAL LIABILITIES......................................................            470,553                  456,037
                                                                                       -------                  -------

   Commitments and Contingencies (Note 7)

   Stockholder's equity:
       Common Stock, No Par Value, 1,000 Shares
         Authorized; 100 Shares Issued and Outstanding.....................              3,604                    3,604
       Additional Paid-In Capital..........................................             64,450                   64,450
       Accumulated Other Comprehensive Loss................................             (3,002)                  (4,436)
       Retained Earnings...................................................              2,037                    1,818
                                                                                       -------                  -------
         Total Stockholder's Equity........................................             67,089                   65,436
                                                                                       -------                  -------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................           $537,642                 $521,473
                                                                                       =======                  =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended June 30,               Six Months Ended June 30,
                                                                 2002                2001                   2002            2001
Revenues:
     Direct Written Premiums............................        $ 41,807            $ 45,240               $ 86,313       $ 95,469
     Changes in Direct Unearned Premiums................             392                  10                 (2,109)        (2,996)
                                                                 -------             -------                -------        -------

     Direct Earned Premiums.............................          42,199              45,250                 84,204         92,473
     Add:   Premiums Assumed............................             107                                        161
     Less:  Premiums Ceded..............................          (1,426)              2,766                   (946)        11,099
                                                                 -------             -------                -------        -------

     Net Earned Premiums................................          43,732              42,484                 85,311         81,374
     Net Investment Income..............................           3,840               3,901                  7,420          8,011
     Net Realized Investment (Losses) Gains.............            (169)                (53)                   (97)           332
                                                                 -------             -------                -------        -------

         Total Revenues.................................          47,403              46,332                 92,634         89,717
                                                                 -------             -------                -------        -------

Costs and Expenses:
     Direct Loss and Loss Adjustment Expenses...........          45,813              64,567                 90,341        113,874
     Reinsurance Recoveries.............................         (10,696)            (30,645)               (21,568)       (47,583)
                                                                 -------             -------                -------        -------

     Net Loss and Loss Adjustment Expenses..............          35,117              33,922                 68,773         66,291
     Policy Acquisition Costs...........................           7,667               7,148                 14,857         13,409
     General, Administrative and Other..................           4,167               3,079                  7,650          6,811
     Interest Expense...................................             408                 603                    812          1,485
                                                                 -------             -------                -------        -------

         Total Costs and Expenses.......................          47,359              44,752                 92,092         87,996
                                                                 -------             -------                -------        -------

Income Before Federal Income Tax Expense................              44               1,580                    542          1,721

Federal Income Tax Expense..............................              64                 332                    323            557
                                                                 -------             -------                -------        -------

(LOSS) INCOME BEFORE
  EXTRAORDINARY GAIN....................................             (20)              1,248                    219          1,164

Extraordinary Gain from Debt Extinquishment
  (net of income tax of $249)...........................                                 463                                   463
                                                                 -------             -------                -------        -------

Net (Loss) Income.......................................        $    (20)           $  1,711               $    219       $  1,627
                                                                 =======             =======                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                           2002             2001
Cash Flows from Operating Activities:
  Net Income......................................................................       $    219          $  1,627
  Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
    Extraordinary Gain............................................................                             (712)
    Depreciation..................................................................            692               599
Change in Assets and Liabilities:
    Reinsurance Recoverable.......................................................         18,013           (10,555)
    Reserve for Loss and Loss Adjustment Expense..................................          6,052            24,505
    Ceded Reinsurance Premium Payable.............................................            904           (10,746)
    Change in Other Assets and Liabilities........................................           (641)            2,496
                                                                                           ------           -------
        Net Cash Provided by Operating Activities.................................         25,239             7,214
                                                                                          -------           -------

Cash Flows from Investing Activities:
    Capital Expenditures, Net.....................................................            128              (452)
    Note Receivable Affiliate.....................................................                           (7,500)
    Changes in Investments .......................................................        (24,735)            2,446
                                                                                          -------           -------
        Net Cash Used for Investing Activities....................................        (24,607)           (5,506)
                                                                                          -------           -------

Cash Flows from Financing Activities:
    Payments on Debentures........................................................           (711)          (21,513)
    Note Payable Affiliate........................................................                           17,000
                                                                                          -------           -------
        Net Cash Used for Financing Activities....................................           (711)           (4,513)
                                                                                          -------           -------

Net Decrease in Cash and Cash Equivalents.........................................            (79)           (2,805)

Cash and Cash Equivalents at Beginning of Period..................................          8,641            28,666
                                                                                          -------           -------

Cash and Cash Equivalents at End of Period........................................       $  8,562          $ 25,861
                                                                                          =======           =======

                                                                                         Six Months Ended June 30,
                                                                                           2002             2001
Supplemental Condensed Consolidated Disclosures of Cash Flows Information:
----------------------------------------------------------------------------------

Cash Paid During the Period for Interest..........................................       $    404          $  2,478

Non-cash Investing and Financing Activities:
    Debentures Exchanged..........................................................                           19,692

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

                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                        2002            2001                 2002             2001
     (In thousands)
     Net (Loss) Income..........................      $  (20)         $ 1,711               $  219           $ 1,627
     Change in Accumulated Other
           Comprehensive Income, Net............       4,036           (2,148)               1,434            (1,228)
                                                       -----           ------                -----            ------

     Comprehensive Income (Loss)................      $4,016          $  (437)              $1,653           $   399
                                                       =====           ======                =====            ======

3.   Debentures

     In  December  2000,  CII  Financial  commenced  an  offer to  exchange  its outstanding  Subordinated  Debentures  for cash and/or new  debentures.  To facilitate the exchange,  CII Financial  borrowed $17.0 million from Sierra
     and  California   Indemnity   obtained  the  necessary  approval  from  the
     California Department of Insurance to pay a dividend of $5.0 million to CII
     Financial. On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding Subordinated Debentures. CII Financial purchased
     $27.1  million in principal  amount of  Subordinated  Debentures  for $20.0 million in cash and issued $15.0  million in new 9 1/2% senior  debentures, due  September  15,  2004,  in exchange for $15.0  million in  Subordinated
     Debentures.

     In  September  2001,   California  Indemnity  received  approval  from  the
     California  Department  of  Insurance  to pay an  additional  $5.0  million dividend  to  CII  Financial,  which  used  the  funds  to  fully  pay  the obligations  on the remaining  $5.0 million of  Subordinated  Debentures at maturity.

     The exchange  offer  transaction  was treated as a  restructuring  of debt;
     therefore,  a gain on  restructuring  was recognized for the difference and the carrying amount of the remaining Subordinated Debentures and the 9 1/2%
     senior  debentures  is the total  future cash  payments on the  debentures.
     Costs incurred in connection with the exchange were used to offset the gain on  restructuring.  All future cash payments  related to the debentures are reductions of the carrying amount of the debentures,  therefore,  no future interest  expense will be recognized for the  debentures.  The  transaction
     originally   resulted  in  an   extraordinary   gain  of  $712,000   and  a
     corresponding  tax  provision  of  $249,000.  As  the  final  costs  of the transaction were received,  the extraordinary gain was adjusted to $557,000 with a corresponding tax provision of $195,000.

     The 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
     March 15 and  September 15 of each year,  commencing on September 15, 2001.
     The 9 1/2% senior  debentures rank senior to outstanding notes payable from
     CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility as described in Note 8 of these financial statements. The 9
     1/2% senior  debentures  may be redeemed  by CII  Financial  at any time at premiums starting at 110% and declining to 100% for redemptions after April
     1, 2004. In the event of a change in control of CII Financial,  the holders of these 9 1/2% senior debentures may require that CII Financial repurchase them at the then  applicable  redemption  price,  plus  accrued  and unpaid interest.

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

6.   Recently Issued Accounting Standards

     In April 2002, the FASB issued Statement of Financial  Accounting  Standard
     No. 145,  "Rescission of FASB  Statements  No. 4, 44, and 64,  Amendment of
     FASB Statement No. 13, and Technical  Corrections"  ("SFAS No. 145").  SFAS
     No.  145  requires  that gains and losses  from  extinguishment  of debt be classified  as  extraordinary  items  only if they  meet  the  criteria  in
     Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the
     provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for  classification  as an extraordinary  item. SFAS
     No. 145 is effective  for the Company  beginning  January 1, 2003,  but the
     Company may adopt the  provisions  of SFAS No. 145 prior to this date.  The
     Company has not yet  evaluated  the impact of SFAS No. 145 on its financial position and results of operations.

     In June 2002, the FASB issued  Statement of Financial  Accounting  Standard
     No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
     ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for  costs  associated  with  exit or  disposal  activities  and  nullifies
     Emerging  Issues  Task Force Issue No.  94-3,  "Liability  Recognition  for
     Certain Employee  Termination  Benefits and Other Costs to Exit an Activity
     (including  Certain  Costs  Incurred  in a  Restructuring)".  SFAS No.  146
     requires  that a liability for a cost  associated  with an exit or disposal activity be  recognized  when the  liability  is  incurred.  A  fundamental conclusion  reached  by the  FASB in  this  statement  is that an  entity's commitment  to a plan, by itself,  does not create a present  obligation to others  that  meets  the  definition  of a  liability.  SFAS  No.  146 also establishes that fair value is the objective for initial measurement of the liability.  The  provisions  of this  statement  are  effective for exit or disposal  activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not yet evaluated the impact from SFAS
     No. 146 on its financial position and results of operations.

7.   Commitments and Contingencies

     The Company's  insurance  subsidiaries are required to participate in state guaranty associations in all states in which they do business. The guaranty
     associations   assess  solvent  insurance   companies  to  fund  claims  of
     policyholders of insolvent insurance  companies.  Assessments are typically based on a percentage of direct premiums  written on a specific  line(s) of insurance in the calendar year previous to the assessment. The associations can assess 1% to 2% of direct premiums written, net of return premium ("net direct written premiums").  In California,  insurance companies are allowed to recoup the  assessments  from their  policyholders,  while other  states allow an offset against premium taxes or a combination of both.

     Starting in 2000, the California Insurance Guarantee Association,  or CIGA,
     issued  assessments  as a result  of the  insolvency  of  certain  workers'
     compensation  insurance  companies.  The  assessments are initially made on direct  written  premiums  reported in the prior year and are  subsequently adjusted to the actual direct premiums written in later years. For example,
     CIGA issued an assessment in 2000 using the 1999 direct premiums written as the initial  assessment.  We began  recouping  the  assessment  on policies effective  January 1, 2001. Our initial  assessment will be adjusted to our actual  premiums  written in 2001.  Any  difference  between the actual and initial premiums written would be either refunded to the member insurer, in the case of lower actual premiums,  or an additional assessment imposed, in the case of higher actual  premiums.  In addition,  any excess  assessments that we recoup  would  have to be paid to CIGA.  The CIGA  assessments  are recorded as an asset, which is reduced as we recoup the assessments.  On an on-going  basis,  we  evaluate  the asset  for  impairment.  In 2000,  CIGA assessed us 1% of the 1999 direct premiums written for $1.2 million,  which has since been  adjusted to $1.3 million.  In 2001,  CIGA assessed us 2% of the 2000 direct  premiums  written for $3.1  million,  which has since been adjusted to $2.7 million.  In January 2002,  CIGA assessed an additional 2%
     of the 2000 direct written premiums for $3.1 million. These assessments are being  recouped  starting with policies  effective  January 1, 2001 through
     December 31, 2003.

     There  were no  assessments  by  non-California  states  in 2000 and  total assessments  by all other states were less than  $350,000 in 2001 and 2002.
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
     All  outstanding  principal  and accrued  interest is due on September  30,
     2004.  The loan is secured by the  common  stock of Sierra  Health and Life
     Insurance Company ("SHL"), a wholly owned subsidiary of Sierra. At June 30,
     2002,  SHL  had  total  equity,   on  a  statutory   accounting  basis,  of
     approximately  $17.2 million.  As an additional  part of the exchange offer transaction,  Sierra  lent  CII  Financial  $15.0  million  as  well  as an additional $2.0 million to enable CII Financial to pay the accrued interest on the  Subordinated  Debentures due on March 15, 2001 and other  operating expenses.  Each of the loans are demand notes  payable and bear interest at
     9.5%, which is due on demand. CII Financial continues to provide a guaranty of Sierra's revolving credit facility. The demand notes are subordinated to the 9 1/2% senior debentures and the guaranty of Sierra's credit facility.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction with our audited Consolidated  Financial Statements and accompanying notes for the year  ended  December  31,  2001 and  "Management  Discussion  and
Analysis of Financial Condition and Results of Operations"  included in our 2001 annual report on Form 10-K filed with the Securities and Exchange  Commission on
April 1, 2002,  and in  conjunction  with our unaudited  Condensed  Consolidated
Financial  Statements and accompanying notes for the three and six-month periods ended  June 30,  2002 and 2001  included  in this  Form  10-Q.  The  information contained below is subject to risk factors.  We urge you to review carefully the section "Risk  Factors" in our 2001 Form 10-K for a more complete  discussion of the  risks  associated  with an  investment  in our  securities.  See  "Note  on
Forward-Looking Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

This report contains "forward-looking  statements" within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934,  both as amended.  All statements  other than  statements of historical fact are forward-looking statements for purposes of federal and state securities laws.  The  cautionary  statements  are  made  pursuant  to  the  "safe  harbor"
provisions of the Private Securities  Litigation Reform Act of 1995, as amended, and identify  important  factors  that could cause our actual  results to differ materially from those expressed in any projected,  estimated or  forward-looking statements  relating to us. These  forward-looking  statements are identified by their use of terms and  phrases  such as  "anticipate,"  "believe,"  "continue,"
"could,"  "estimate,"  "expect,"  "intend," "may," "plan," "project," "will" and other similar terms and phrases, including references to assumptions.

Although   we  believe   that  the   expectations   reflected   in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements that speak only as of the date hereof.  We undertake no obligation to republish revised forward-looking  statements to reflect events or  circumstances  after  the  date  hereof  or to  reflect  the  occurrence  of unanticipated events.

Critical Accounting Policies and Estimates

In preparing  our  consolidated  financial  statements,  we are required to make judgments,  assumptions  and estimates  which affect certain of our revenues and expenses,  their  related  balance  sheet  accounts  and our  disclosure  of our contingent assets and liabilities. Our most significant accounting estimates are the  reserve  for losses and loss  adjustment  expense,  or LAE and  reinsurance recoverables.  Due to the inherent uncertainty in projecting these estimates, it is not only  possible but probable  that there will be  differences  between the projections and the actual results.  Any subsequent  change in an estimate for a prior period would be reflected in the current period's operating results. For a description of our other critical accounting policies and estimates,  see Item 7 of our 2001  Form 10-K and for a more  extensive  discussion  of our  accounting policies,  see Note 2, Summary of Significant  Accounting Policies, in the Notes
to the Consolidated Financial Statements in our 2001 Form 10-K filed on April 1,
2002.

We review the adequacy of our  reserves for losses and LAE with our  independent actuary periodically. We consider external forces such as changes in the rate of inflation,  the regulatory  environment,  the judicial administration of claims, medical  costs and other  factors  that  could  cause  actual  losses and LAE to change. The actuarial  projections  include a range of estimates  reflecting the uncertainty  of  projections  over  long  periods  of time and are  based on the anticipated  ultimate cost of losses.  We evaluate the reserves in the aggregate and make adjustments where appropriate.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Reinsurance  recoverable  primarily  represents  the estimated  amount of unpaid workers'  compensation  loss and LAE reserves  that would be recovered  from our reinsurers  and, to a lesser extent,  amounts billed to the reinsurers for their portion of paid losses and LAE and health care  claims.  Reinsurance  receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE and medical claims payable is estimated in a manner consistent with the claim liability associated with the reinsurance  policy.  Any significant  changes in the underlying claim liability could  directly  affect  the  amount  of  reinsurance  recoverable.  Reinsurance recoverable,  including amounts related to paid and unpaid losses,  are reported as assets  rather  than a  reduction  of the  related  liabilities.  Reinsurance contracts  do not  relieve  us  from  our  obligations  to  injured  workers  or policyholders. If our reinsurers were to fail to honor their obligations because of  insolvency  or disputed  contract  provisions,  we could  incur  significant losses.  We evaluate the financial  condition of our  reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

RESULTS OF  OPERATIONS,  THREE  MONTHS  ENDED JUNE 30,  2002,  COMPARED TO THREE
MONTHS ENDED JUNE 30, 2001.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  investment losses.  Total revenue increased by 2.3% due primarily to a reduction in premiums ceded to reinsurers offset by a reduction in direct earned premiums  and a decrease  in  investment  income.  Reflected  in the 2002 direct written  premiums  is a 27.0%  decrease  in  production  and a  26.2%  composite increase in premium rates.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums  decreased by 7.6% due primarily to a decline in our California business.  Offsetting  this was a  reduction  in the amount of premium  ceded to reinsurers,  which  decreased by $2.2 million due to the  expiration  of our low level  reinsurance  agreement on June 30, 2000 and a new  reinsurance  agreement with lower  ceded  premiums.  In  addition,  we recorded  an  adjustment  of our estimate of historical  ceded premiums  related to the low level agreement which further reduced our ceded reinsurance premiums by $2.0 million.

The following table reflects a comparison of direct written premiums, by state:

                                                            Three months ended June 30,
                                                   2002      % of total           2001        % of total
                                                               (dollars in millions)
         California.........................      $28.5         68.2%            $33.4           73.7%
         Nevada.............................        5.0         12.0               3.6            7.9
         Colorado...........................        4.0          9.5               4.4            9.7
         Texas..............................        2.3          5.5               2.4            5.3
         Other States.......................        2.0          4.8               1.4            3.4
                                                   ----        -----              ----          -----
            Total...........................      $41.8        100.0%            $45.2          100.0%
                                                   ====        =====              ====          =====

As shown in the preceding  table,  in California,  our largest premium state, we had a 14.7% decrease in direct written premiums. However, we obtained an average premium rate increase on California  renewing  policies of approximately 35% for the quarter  ended June 30,  2002.  Premiums in force are an indicator of future written premium trends. Inforce premiums are the total estimated annual premiums of all  policies  in  force  at a point in time.  Total  inforce  premiums  have decreased by 5.0% to $160.3 million  compared to last year. This has resulted in a decrease  in direct  written  premiums,  especially  in  California,  which we believe is due largely to business lost as a result of premium rate increases we have been attempting to receive. The number of inforce policies at June 30, 2002 has also dropped by 21.5%  compared to last year.  Inforce  policies at July 31,
2002 increased to $170.4 million due to rate increases and new business.

The $61,000 or 1.6% decrease in net investment income is due to lower investment yields offset by an increase in the average invested asset balance.

We had net realized investment losses of $169,000 in the second quarter compared to net realized  investment  losses of $53,000 in the second quarter of 2001. We try to manage  our  investment  portfolio  to  minimize  unplanned  sales of our available-for-sale investments.

Net Loss and LAE increased by approximately $1.2 million due to the following:

     o    We recorded  approximately $900,000 in additional loss and LAE related to the increase in net earned premiums in 2002 compared to 2001.

     o    In 2002, we recorded $3.2 million of net adverse loss  development for prior accident years compared to $4.2 million in 2001. The net adverse loss  development was largely  attributable to higher costs per claim, or claim  severity,  in  California.  Higher claim  severity has had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry in the past few periods and this trend may continue.

     o    In 2001, we recorded an accident year loss and LAE ratio of 70.0%.  We have increased the  comparative  2002 accident year loss and LAE ratio to 73.0%,  resulting  in an increase to our net loss and LAE  totaling
          $1.3  million.  The increase in the loss ratio is primarily due to the termination of our low level reinsurance agreement offset partially by significant premium rate increases.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from reinsurers. Net reinsurance recoverable decreased by $1.1 million in the second  quarter of 2002  compared to an increase of $11.6  million in the second quarter of 2001. The $1.1 million  decrease in the second quarter of 2002 consisted of cash  received  from our  reinsurers  of $11.7  million,  which was largely offset by an increase in ceded reserves of $10.6 million.

In February 2002, California enacted AB 749. This new legislation is designed to increase benefits paid to injured workers starting January 1, 2003. The Workers'
Compensation Insurance Rating Bureau of California, or WCIRB, has estimated that the new  legislation  will  increase  the loss costs for  accident  year 2003 by approximately  9.7%.  Increased  loss  costs,  such as  benefit  increases,  are normally built into the rating-making  process so that premiums are increased to cover the increase in costs. Although we intend to increase our premiums,  there is no  assurance  that our  increase  will be  sufficient  enough  to cover  the estimated  cost  increases or that the WCIRB's  estimate is accurate.  AB 749 is effective  for claims  occurring on and after January 1, 2003.  However,  due to other statutes,  certain  temporary total disability claims with dates of injury prior to 2003 will  automatically  increase to the new benefit levels  effective
January 1, 2003.

The loss and LAE reserves recorded as of June 30, 2002 reflect our best estimate of the ultimate loss costs for reported and unreported  claims  occurring in the current  accident  year as well as those  occurring  in accident  years 2001 and prior. Workers' compensation claim payments are made over several years from the date of the  claim.  Until the final  payments  for  reported  claims  are made, reserves are invested to generate investment income.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  estimates.  See the  discussion of our reserves for losses and LAE under  critical  accounting  policies and estimates for a further explanation.

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

Reinsurance  contracts  do not relieve us from our  obligations  to claimants or policyholders.  At June  30,  2002,  we had over  $200  million  in  reinsurance recoverable.  We evaluate the financial  condition of our reinsurers to minimize our exposure to  significant  losses from  reinsurer  insolvencies.  At June 30,
2002,  all of our  reinsurers  were rated A+ or better by Fitch  Ratings and the
A.M.  Best  Company.   Should  these  reinsurers  be  unable  to  perform  their
obligations to reimburse us for ceded losses,  we would  experience  significant losses.

As a  percentage  of net earned  premiums,  the loss and LAE ratio for the three month  period  ended June 30,  2002,  was 80.3%  compared to 79.9% for the three month  period  ended  June  30,  2001.  The  increase  is  primarily  due to the termination of the low level reinsurance agreement offset by premium increases.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and marketing departments.  The increase in policy acquisition costs of $519,000 in 2002 is primarily  attributable  to the run off of the low level  reinsurance treaty,  whereby we are receiving less ceded  commissions from our reinsurer and an  increase  in  net  commissions  due to an  adjustment  of  our  estimate  of historical ceded premiums related to the low level agreement.

General,  Administrative and Other Expenses include other underwriting  expenses of $4.1  million in 2002  compared  to $2.7  million in 2001 and  policyholders'
dividends of $71,000 in 2002 compared to $429,000 in 2001. The increase in other underwriting  expenses  was  primarily  due  to  legal  and  bad  debt  expense.
Policyholders'  dividends,  which primarily are payable on Nevada  participating policies, represent .2% of 2002 net earned premiums compared to .9% in 2001.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was slightly higher in 2002 at 27.1%  compared to 24.0% in 2001.  The increase was  primarily due to higher net  commissions  from an adjustment of our estimate of historical ceded premiums related to the low level agreement,  an increase in legal and bad debt expenses and the run off of the low level reinsurance agreement.

Interest  Expense  decreased  by $195,000 or 32.3%  during the period due to the completion  of the  exchange  offer  for the CII  Financial,  Inc.  Subordinated
Debentures  that  closed  on May 7,  2001.  As a result of the  exchange  of the
Subordinated  Debentures  and the  repayment  of the  remaining  $5.0 million of
Subordinated  Debentures at maturity, all future interest payments on the 9 1/2%
senior debentures are reductions of the carrying amount of the debentures and no further  interest  expense  is  recorded.  See Note 3 of the Notes to  Condensed
Consolidated Financial Statements.  The interest expense recorded in 2002 is all related to a note  payable to Sierra  Health  Services,  Inc.  See Note 8 of the
Notes to Condensed Consolidated Financial Statements.

Combined Ratio is a measurement of underwriting profit or loss and is the sum of the loss and LAE ratio,  underwriting expense ratio and policyholders'  dividend ratio. A combined ratio of less than 100% indicates an underwriting  profit. Our combined  ratio was  107.4%  compared  to  103.9%  for 2001.  The  increase  was primarily  due  to  increased  underwriting  expenses.  Excluding  adverse  loss development,  the  combined  ratio would have been 100.0% for 2002 and 94.1% for
2001.

Provision  for Income Taxes was recorded at $64,000 for the quarter  compared to
$332,000  in 2001 with an  effective  tax rate of 145.5%  compared  to 21.0% for
2001.  The change in the  effective  tax rate is due to changes in the valuation allowance and tax preferred investments.  The effective tax rate is greater than the statutory rate due to the valuation  allowance  required on the current year losses of CII Financial.

RESULTS OF  OPERATIONS,  SIX MONTHS ENDED JUNE 30, 2002,  COMPARED TO SIX MONTHS
ENDED JUNE 30, 2001.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  investment  (losses)  gains.  Total  revenue  increased  by  3.3%  due primarily to a reduction in premiums  ceded to reinsurers  offset by a reduction in direct earned premiums and a decrease in investment income.  Reflected in the
2002 direct  written  premiums is a 26.7%  decrease  in  production  and a 24.1%
composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned  premiums,  less  premiums  ceded to  reinsurers.  Our direct written premiums  decreased by 9.6% due primarily to a decline in our California business.  Offsetting  this was a  reduction  in the amount of premium  ceded to reinsurers,  which  decreased by $10.0 million due to the  expiration of our low level  reinsurance  agreement on June 30, 2000 and a new  reinsurance  agreement with lower  ceded  premiums.  In  addition,  we recorded  an  adjustment  of our estimate of historical  ceded premiums  related to the low level agreement which further reduced our ceded reinsurance premiums by $2.0 million.

The following table reflects a comparison of direct written premiums, by state:

                                                             Six months ended June 30,
                                                  2002       % of total          2001         % of total
                                                               (dollars in millions)
         California.........................      $58.9         68.2%            $69.4           72.6%
         Nevada.............................       11.1         12.9               9.0            9.4
         Colorado...........................        7.9          9.2               9.0            9.4
         Texas..............................        4.5          5.2               4.9            5.1
         Other States.......................        3.9          4.5               3.2            3.5
                                                   ----        -----              ----          -----
            Total...........................      $86.3        100.0%            $95.5          100.0%
                                                   ====        =====              ====          =====

As shown in the preceding  table,  in California,  our largest premium state, we had a 15.1% decrease in direct written premiums. However, we obtained an average premium rate increase on California  renewing  policies of approximately 32% for the six months ended June 30, 2002.

The  $591,000  or  7.4%  decrease  in net  investment  income  is  due to  lower investment yields offset by an increase in the average invested asset balance.

We had net  realized  investment  losses  of  $97,000  in 2002  compared  to net realized  investment  gains of $332,000 in 2001. We try to manage our investment portfolio to minimize unplanned sales of our available-for-sale investments

Net Loss and  LAE increased by approximately $2.5 million due to the following:

     o    We recorded  approximately  $2.9  million in  additional  loss and LAE related to the  increase in net earned  premiums  in 2002  compared to
          2001.

     o    In 2002, we recorded $5.3 million of net adverse loss  development for prior accident years compared to $5.8 million in 2001. The net adverse loss  development was largely  attributable to higher costs per claim, or claim  severity,  in  California.  Higher claim  severity has had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry in the past few periods and this trend may continue.

     o    In 2001, we recorded an accident year loss and LAE ratio of 74.3%.  We have increased the  comparative  2002 accident year loss and LAE ratio to 74.5%,  resulting  in an increase to our net loss and LAE  totaling
          $100,000.  The  increase  in the loss  ratio is  primarily  due to the termination of our low level reinsurance agreement offset partially by significant premium rate increases.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected  from  reinsurers.  Net  reinsurance  recoverable  decreased  by $18.0 million from December 31, 2001 to June 30, 2002 compared to an increase of $10.6 million from December 31, 2000 to June 30, 2001.  The $18.0 million  decrease in
2002 consisted of cash received from our reinsurers of $38.8 million,  which was largely offset by an increase in ceded reserves of $20.8 million.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  estimates.  See the  discussion of our reserves for losses and LAE under  critical  accounting  policies and estimates for a further explanation.

As a  percentage  of net  earned  premiums,  the loss and LAE  ratio  was  80.6%
compared to 81.5% for 2001. The decrease is primarily due to significant premium increases  offset by increasing claim costs and the termination of the low level reinsurance agreement.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $1.4 million  in  2002 is  primarily  attributable  to the  run off of the low  level reinsurance  treaty,  whereby we are receiving less ceded  commissions  from our reinsurer  and an  increase  in net  commissions  due  to an  adjustment  of our estimate of historical ceded premiums related to the low level agreement.

General,  Administrative and Other Expenses include other underwriting  expenses of $7.0  million in 2002  compared  to $5.7  million in 2001 and  policyholders'
dividends of $654,000 in 2002 compared to $1.1 million in 2001.  The increase in other  underwriting  expenses was primarily due to legal and bad debt  expenses.
Policyholders'  dividends,  which primarily are payable on Nevada  participating policies, represent .8% of 2002 net earned premiums compared to 1.3% in 2001.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was slightly higher in 2002 at 26.4%  compared to 24.8% in 2001.  The increase was  primarily due to higher commissions from an adjustment of our estimate of historical ceded premiums related to the low level  agreement,  an increase in legal and bad debt expenses and the run off of the low level reinsurance agreement.

Interest  Expense  decreased  by $673,000 or 45.3%  during the period due to the completion  of the  exchange  offer  for the CII  Financial,  Inc.  Subordinated
Debentures  that  closed  on May 7,  2001.  As a result of the  exchange  of the
Subordinated  Debentures,  all future  interest  payments  on the 9 1/2%  senior debentures  are  reductions  of the  carrying  amount of the  debentures  and no further  interest  expense  is  recorded.  See Note 3 of the Notes to  Condensed
Consolidated Financial Statements.  The interest expense recorded in 2002 is all related to a note  payable to Sierra  Health  Services,  Inc.  See Note 8 of the
Notes to Condensed Consolidated Financial Statements.

Combined Ratio is a measurement of underwriting profit or loss and is the sum of the loss and LAE ratio,  underwriting expense ratio and policyholders'  dividend ratio. A combined ratio of less than 100% indicates an underwriting  profit. Our combined  ratio was  107.0%  compared  to  106.3%  for 2001.  The  increase  was primarily  due  to  increased  underwriting  expenses.  Excluding  adverse  loss development,  the  combined  ratio would have been 100.8% for 2002 and 99.2% for
2001.

Provision for Income Taxes was recorded at $323,000 compared to $557,000 in 2001 with an effective  tax rate of 59.6%  compared to 32.4% for 2001.  The change in the  effective  tax rate is due to changes in the  valuation  allowance  and tax preferred investments. The effective tax rate is greater than the statutory rate due to the  valuation  allowance  required  on the  current  year  losses of CII
Financial.

LIQUIDITY AND CAPITAL RESOURCES

Debentures

In December 2000, CII Financial  commenced an offer to exchange its  outstanding
Subordinated  Debentures  for cash  and/or new  debentures.  To  facilitate  the exchange,  CII  Financial  borrowed  $17.0  million  from Sierra and  California
Indemnity  obtained the  necessary  approval from the  California  Department of
Insurance  to pay a dividend of $5.0 million to CII  Financial.  On May 7, 2001,
CII  Financial  closed its exchange  offer on $42.1  million of its  outstanding
Subordinated  Debentures.  CII  Financial  purchased  $27.1 million in principal amount of  Subordinated  Debentures  for $20.0  million in cash and issued $15.0 million in new 9 1/2% senior debentures, due September 15, 2004, in exchange for
$15.0 million in Subordinated Debentures.

In September 2001,  California  Indemnity  received approval from the California
Department  of  Insurance  to pay an  additional  $5.0  million  dividend to CII
Financial,  which used the funds to fully pay the  obligations  on the remaining
$5.0 million of Subordinated Debentures at maturity.

The  exchange  offer  transaction  was  treated  as  a  restructuring  of  debt;
therefore,  a gain on  restructuring  was  recognized for the difference and the carrying amount of the remaining  Subordinated  Debentures and the 9 1/2% senior debentures is the total future cash payments on the  debentures.  Costs incurred in connection  with the exchange were used to offset the gain on  restructuring.
All  future  cash  payments  related to the  debentures  are  reductions  of the carrying amount of the debentures therefore,  no future interest expense will be recognized  for  the  debentures.  The  transaction  originally  resulted  in an extraordinary gain of $712,000 and a corresponding tax provision of $249,000. As the final costs of the transaction  were received,  the  extraordinary  gain was adjusted to $557,000 with a corresponding tax provision of $195,000.

The 9 1/2% senior  debentures pay interest,  which is due semi-annually on March
15 and September 15 of each year,  commencing on September 15, 2001.  The 9 1/2%
senior debentures rank senior to outstanding notes payable from CII Financial to
Sierra and CII Financial's guarantee of Sierra's revolving credit facility.  See
Note 8 of the Notes to Condensed Consolidated  Financial Statements.  The 9 1/2%
senior  debentures  may be  redeemed  by CII  Financial  at any time at premiums starting at 110% and declining to 100% for  redemptions  after April 1, 2004. In the event of a change in control of CII  Financial,  the holders of these 9 1/2%
senior  debentures  may require that CII Financial  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

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

                                                                 Long-Term        Operating
                                                                 Debt (1)          Leases             Total
(In thousands)
Payments due on demand (2).............................           $17,000                            $17,000
Payments due within 12 months..........................             1,421           $1,427             2,848
Payments due in 13 to 36 months........................            17,055              249            17,304
Payments due in 37 to 60 months........................                                  4                 4
Payments due in more than 60 months....................
                                                                   ------            -----            ------
     Total.............................................           $35,476           $1,680           $37,156
                                                                   ======            =====            ======

(1)  We are a guarantor  under Sierra's  revolving  credit facility which had an outstanding  balance of $60.0  million  at June 30,  2002.  This  amount is excluded from the table.
(2)  We have issued two demand notes in an aggregate  amount of $17.0 million to
     Sierra  Health  Services,  Inc.  See Note 8 of the  Notes to the  Condensed
     Consolidated Financial Statements.

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

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $8.6  million  in cash  and cash equivalents  held at June 30, 2002,  $8.3 million is designated  for use only by the regulated insurance companies. CII Financial has limited sources of cash and is  dependent  upon  dividends  paid by  California  Indemnity.  The  payment of stockholders'  dividends by California  Indemnity is regulated by the California
Insurance Code and, at a minimum, requires a 10 business day prior notice to the
California  Department of Insurance.  If a payment of a dividend or distribution whose fair market value,  together with that of other dividends or distributions made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus  or its net  income  for the  preceding  year  end,  then the insurance  commissioner  has up to 30  days to  disapprove  it.  The  California
Department of Insurance  will not allow a payment of a dividend or  distribution if it will  cause an  insurer's  policyholders'  surplus to be  unreasonable  in relation  to the  insurer's  liabilities  and  the  adequacy  of  the  insurer's financial  needs.  In making this  determination,  the California  Department of
Insurance considers a variety of factors including, but not limited to, the size of the insurer,  the amount,  type and geographic  concentration of insurance it writes,  the  quality of its  assets and  reinsurance  programs,  and  operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2001,  California  Indemnity,  which is our only direct insurance subsidiary,  had unassigned funds of $2.1 million from which it could pay a dividend  without  prior  approval and in 2002,  California
Indemnity paid a dividend of $750,000.

Cash Flows

We had positive  cash flows from  operating  activities of $25.2 million in 2002 compared to $7.2 million in 2001.  Our cash flow for 2002 was  primarily  due to the  run-off  of  the  low  level  reinsurance  agreement,  which  provided  net reinsurance  recoveries of $18.0 million. In addition,  the growth in net earned premiums  has resulted in an increase in loss and LAE reserves for both 2002 and
2001.

Our net cash used in investing  activities was $24.6 million in 2002 compared to net cash used in investing  activities  of $5.5 million in 2001.  As a result of the cash provided by operations, we had more funds available to invest in 2002.

In 2002,  we used $711,000 in cash to make a scheduled  interest  payment on the outstanding  debentures.  Since the exchange  offer,  all future payments on the debentures are reductions of principal.

Recently Issued Accounting Standards

In April 2002, the FASB issued  Statement of Financial  Accounting  Standard No.
145,  "Rescission  of FASB  Statements  No.  4, 44,  and 64,  Amendment  of FASB
Statement  No. 13, and  Technical  Corrections",  or SFAS No. 145.  SFAS No. 145
requires  that gains and losses from  extinguishment  of debt be  classified  as extraordinary  items only if they meet the  criteria  in  Accounting  Principles
Board Opinion No. 30 ("Opinion No. 30").  Applying the provisions of Opinion No.
30  will  distinguish  transactions  that  are  part  of an  entity's  recurring operations from those that are unusual and infrequent that meet the criteria for classification  as an  extraordinary  item.  SFAS No.  145 is  effective  for us beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this  date.  We have not yet  evaluated  the  impact  of SFAS No.  145 on our financial position and results of operations.

In June 2002,  the FASB issued  Statement of Financial  Accounting  Standard No.
146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS
No. 146. SFAS No. 146  addresses  financial  accounting  and reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues Task
Force Issue No. 94-3,  "Liability  Recognition for Certain Employee  Termination
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)".  SFAS  No.  146  requires  that  a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an  entity's  commitment  to a plan,  by  itself,  does  not  create  a  present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions of this statement are effective for exit or disposal activities  that are  initiated  after  December 31, 2002,  with early  adoption encouraged.  We have not yet  evaluated  the  impact  from  SFAS No.  146 on our financial position and results of operations.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unrealized  holding losses on available for sale  investments  have decreased by
$1.4 million since  December 31, 2001,  due primarily to a decrease in the yield on  Government  obligations  and a decrease in mortgage  rates.  We believe that changes in market  interest  rates,  resulting in  unrealized  holding  gains or losses, should not have a material impact on future earnings or cash flows as it is  unlikely  that we  would  need or  choose  to  substantially  liquidate  our investment portfolio.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (99.1) Certification  of Chief Executive  Officer  Pursuant to 18
                      U.S.C.  Section 1350, as Adopted  Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002.

               (99.2) Certification  of Chief Financial  Officer  Pursuant to 18
                      U.S.C.  Section 1350, as Adopted  Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002.

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

Date:  August 14, 2002              /S/ John F. Okita
                                    John F. Okita
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)