Form 10-Q
period 2002-09-30
CII FINANCIAL INC
filed 2002-11-14
CIK 844828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2002

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

    As of November 14, 2002, there were 100 shares of common stock outstanding, all of which are held by Sierra Health Services, Inc.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 2002 and December 31, 2001.................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 2002 and 2001..................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 2002 and 2001............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   11

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   22

      Item 4.     Controls and Procedures....................................................................   22

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CII FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                     ASSETS

                                                                                   September 30,            December 31,
                                                                                       2002                     2001
   Invested Assets:
       Debt Securities, Available-for-Sale, at Fair Value..................           $269,560                 $212,294
       Debt Securities, Held-to-Maturity, at Amortized Cost................              5,738                   13,809
       Preferred Stocks, at Fair Value.....................................              7,095                    5,884
       Mortgage Loans on Non-Affiliated Real Estate, at Cost...............              3,276                   11,398
                                                                                       -------                  -------
           Total Invested Assets...........................................            285,669                  243,385
                                                                                       -------                  -------

   Cash and Cash Equivalents...............................................             27,290                    8,641
    Reinsurance Recoverable................................................            183,982                  218,079
    Premiums Receivable (Net of Allowances of $1,198 and $1,404)...........              9,484                   10,669
    Note Receivable Affiliate (Note 8).....................................              7,500                    7,500
    Deferred Income Taxes..................................................             17,676                   16,305
    Property and Equipment, Net............................................              3,923                    4,955
    Other Assets...........................................................             13,571                   11,939
                                                                                       -------                  -------
   TOTAL ASSETS............................................................           $549,095                 $521,473
                                                                                       =======                  =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

    Reserve for Loss and Loss Adjustment Expenses..........................           $398,776                 $385,705
    Unearned Premiums......................................................             17,086                   14,327
    Debentures (Note 3)....................................................             17,765                   19,187
    Notes Payable Affiliate (Note 8).......................................             17,000                   17,000
    Accounts Payable and Other Accrued Expenses............................             27,498                   19,818
                                                                                       -------                  -------
    TOTAL LIABILITIES......................................................            478,125                  456,037
                                                                                       -------                  -------

   Commitments and Contingencies (Note 7)

   Stockholder's equity:
       Common Stock, No Par Value, 1,000 Shares
         Authorized; 100 Shares Issued and Outstanding.....................              3,604                    3,604
       Additional Paid-In Capital..........................................             64,450                   64,450
       Accumulated Other Comprehensive Gain (Loss).........................              1,138                   (4,436)
       Retained Earnings...................................................              1,778                    1,818
                                                                                       -------                  -------
         Total Stockholder's Equity........................................             70,970                   65,436
                                                                                       -------                  -------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................           $549,095                 $521,473
                                                                                       =======                  =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended                        Nine Months Ended
                                                                       September 30,                            September 30,
                                                                 2002                2001                   2002            2001
Revenues:
     Direct Written Premiums............................         $46,128            $ 47,573               $132,441       $143,042
     Changes in Direct Unearned Premiums................            (338)                464                 (2,447)        (2,532)
                                                                  ------             -------                ------         -------

     Direct Earned Premiums.............................          45,790              48,037                129,994        140,510
     Add:   Premiums Assumed............................           1,167                  91                  1,328             91
     Less:  Premiums Ceded..............................             (26)              1,210                   (972)        12,309
                                                                  ------             -------                -------        -------

     Net Earned Premiums................................          46,983              46,918                132,294        128,292
     Net Investment Income..............................           3,643               3,653                 11,063         11,664
     Net Realized Investment (Losses) Gains.............            (184)                (97)                  (281)           235
                                                                  ------             -------                -------        -------

         Total Revenues.................................          50,442              50,474                143,076        140,191
                                                                  ------             -------                -------        -------

Costs and Expenses:
     Direct Loss and Loss Adjustment Expenses...........          47,310              58,718                137,651        172,592
     Reinsurance Recoveries.............................          (7,285)            (20,658)               (28,853)       (68,241)
                                                                  ------             -------                -------        -------

     Net Loss and Loss Adjustment Expenses..............          40,025              38,060                108,798        104,351
     Policy Acquisition Costs...........................           7,649               7,722                 21,851         20,063
     General, Administrative and Other..................           3,740               3,735                 12,045         11,614
     Interest Expense...................................             413                 412                  1,225          1,897
                                                                  ------             -------                -------        -------

         Total Costs and Expenses.......................          51,827              49,929                143,919        137,925
                                                                  ------             -------                -------        -------

(Loss) Income Before Federal Income Tax Expense.........          (1,385)                545                   (843)         2,266

Federal Income Tax (Benefit) Expense....................          (1,126)                204                   (803)           761
                                                                  ------             -------                -------        -------

(LOSS) INCOME BEFORE
  EXTRAORDINARY GAIN....................................            (259)                341                    (40)         1,505

Extraordinary (loss) gain from debt extinguishment
  (net of income tax of $(34), $214)....................                                 (64)                                  399
                                                                  ------             -------                -------        -------

Net (Loss) Income.......................................         $  (259)           $    277               $    (40)      $  1,904
                                                                  ======             =======                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                           2002             2001
Cash Flows from Operating Activities:
  Net (Loss) Income...............................................................       $    (40)         $  1,904
  Adjustments to Reconcile Net (Loss) Income to Net
        Cash Provided by Operating Activities:
    Extraordinary Gain............................................................                             (613)
    Depreciation..................................................................          1,256               892
Change in Assets and Liabilities:
    Reinsurance Recoverable.......................................................         34,097            (8,598)
    Reserve for Loss and Loss Adjustment Expenses.................................         13,071            36,055
    Ceded Reinsurance Premium Payable.............................................            903           (11,059)
    Change in Other Assets and Liabilities........................................          5,605               216
                                                                                          -------           -------
        Net Cash Provided by Operating Activities.................................         54,892            18,797
                                                                                          -------           -------

Cash Flows from Investing Activities:
    Capital Expenditures, Net.....................................................           (224)             (504)
    Note Receivable Affiliate.....................................................                           (1,057)
    Changes in Investments .......................................................        (34,597)           (7,500)
                                                                                          -------           -------
        Net Cash Used for Investing Activities....................................        (34,821)           (9,061)
                                                                                          -------           -------

Cash Flows from Financing Activities:
    Payments on Debentures........................................................         (1,422)          (27,162)
    Note Payable Affiliate........................................................                           17,000
                                                                                          -------           -------
        Net Cash Used for Financing Activities....................................         (1,422)          (10,162)
                                                                                          -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents..............................         18,649              (426)

Cash and Cash Equivalents at Beginning of Period..................................          8,641            28,666
                                                                                          -------           -------

Cash and Cash Equivalents at End of Period........................................       $ 27,290          $ 28,240
                                                                                          =======           =======

                                                                                      Nine Months Ended September 30,
                                                                                           2002             2001
Supplemental Condensed Consolidated Disclosures of Cash Flows Information:

Cash Paid During the Period for Interest..........................................         $1,225           $ 2,890

Non-cash Investing and Financing Activities:
    Debentures Exchanged..........................................................                           19,692

     See accompanying notes to condensed consolidated financial statements.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     CII Financial,  Inc. ("CII Financial",  a workers'  compensation  insurance holding company,  together with its subsidiaries,  collectively referred to as the "Company") is a wholly owned  subsidiary of Sierra Health  Services,
     Inc.  ("Sierra"),  a managed health care company.  The Company's  insurance subsidiaries consist of California Indemnity Insurance Company ("California
     Indemnity")  and  its  wholly  owned   subsidiaries,   Commercial  Casualty
     Insurance  Company,  CII Insurance  Company and Sierra Insurance Company of
     Texas.  The  accompanying   unaudited  financial   statements  include  the
     consolidated  accounts of the Company. All material  intercompany  balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting  principles  generally accepted in the United
     States  of  America  as used in  preparing  the  Company's  annual  audited consolidated financial statements but do not contain all of the information and  disclosures  that  would be  required  in a  complete  set of  audited financial statements.  They should,  therefore, be read in conjunction with the Company's audited  consolidated  financial statements and related notes thereto as of and for the years ended  December  31, 2001 and 2000.  In the opinion of management,  the accompanying  unaudited condensed  consolidated financial statements reflect all material  adjustments,  consisting only of normal  recurring  adjustments,  necessary for a fair  presentation  of the financial  results  for the  interim  periods  presented.  The  results  of operations for the periods presented are not necessarily  indicative of the results that will be achieved for the entire year.

     The  preparation  of financial  statements  in conformity  with  accounting principles  generally  accepted  in the United  States of America  requires management  to make  estimates  and  assumptions  that affect the  reported amounts of assets and liabilities  and disclosure of contingent  assets and liabilities  at the  date of the  financial  statements  and  the  reported amounts  of  revenues  and  expenses  during  the  reporting  period.  Such estimates and  assumptions  could change in the future as more  information becomes  available,  which could impact the amounts  reported and disclosed herein. Actual results may materially differ from estimates.

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and nine months ended  September 30, 2001 have been  reclassified  to conform with the current year presentation.

2.   Comprehensive Income

     The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                       Three Months Ended                      Nine Months Ended
                                                         September 30,                           September 30,
                                                      2002              2001                 2002             2001
     (In thousands)
     Net (Loss) Income..........................      $ (259)          $  277               $  (40)           $1,904
     Change in Accumulated Other
           Comprehensive Income, Net............       4,140            3,895                5,574             2,667
                                                       -----            -----                -----             -----

     Comprehensive Income.......................      $3,881           $4,172               $5,534            $4,571
                                                       =====            =====                =====             =====

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

     The exchange  offer  transaction  was treated as a  restructuring  of debt, therefore,  a gain on  restructuring  was recognized for the difference and the carrying amount of the remaining Subordinated Debentures and the 9 1/2%
     senior  debentures  is the total  future cash  payments on the  debentures.
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

     The 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
     March 15 and  September 15,  commencing  on September 15, 2001.  The 9 1/2%
     senior  debentures  rank  senior  to  outstanding  notes  payable  from CII
     Financial to Sierra and CII  Financial's  guarantee  of Sierra's  revolving credit facility as described in Note 8 of these financial statements. The 9
     1/2% senior  debentures  may be redeemed  by CII  Financial  at any time at premiums  currently  at 105% and  declining to 100% for  redemptions  after
     April 1, 2004.  In the event of a change in control of CII  Financial,  the holders of these 9 1/2% senior  debentures  may require that CII  Financial repurchase them at the then applicable  redemption  price, plus accrued and unpaid interest.

     Since the time of the  exchange,  Sierra  has  purchased  $1.0  million  in outstanding 9 1/2% senior  debentures.  The debentures are eliminated  upon
     Sierra's consolidation.

4.   Segment Information

     For  each of the  periods  presented,  the  Company  operated  in a  single business segment, workers' compensation insurance and related products.

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
     No.  145  requires  that gains and losses  from  extinguishment  of debt be classified  as  extraordinary  items  only if they  meet  the  criteria  in
     Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the
     provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for  classification  as an extraordinary  item. SFAS
     No. 145 is effective  for the Company  beginning  January 1, 2003,  but the
     Company may adopt the  provisions  of SFAS No. 145 prior to this date.  The
     Company has not yet completed its  evaluation of the impact of SFAS No. 145 on its financial position and results of operations.

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
     Certain Employee  Termination  Benefits and Other Costs to Exit an Activity
     (including  Certain  Costs  Incurred  in a  Restructuring)".  SFAS No.  146
     requires  that a liability for a cost  associated  with an exit or disposal activity be  recognized  when the  liability  is  incurred.  A  fundamental conclusion  reached  by the  FASB in  this  statement  is that an  entity's commitment  to a plan, by itself,  does not create a present  obligation to others  that  meets  the  definition  of a  liability.  SFAS  No.  146 also establishes that fair value is the objective for initial measurement of the liability.  The  provisions  of this  statement  are  effective for exit or disposal  activities that are initiated after December 31, 2002, with early adoption  encouraged.  The Company has not yet completed its  evaluation of the  impact  from SFAS No. 146 on its  financial  position  and  results of operations.

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

     Starting in 2000, the California Insurance Guarantee Association,  or CIGA,
     issued  assessments  as a result  of the  insolvency  of  certain  workers'
     compensation  insurance  companies.  The  assessments are initially made on direct  written  premiums  reported in the prior year and are  subsequently adjusted to the actual direct premiums written in later years. For example,
     CIGA issued an assessment in 2000 using the 1999 direct premiums written as the initial  assessment.  We began  recouping  the  assessment  on policies effective January 1, 2001. Our initial  assessment has been adjusted to our actual  premiums  written in 2001.  Any  difference  between the actual and initial premiums written would be either refunded to the member insurer, in the case of lower actual premiums,  or an additional assessment imposed, in the case of higher actual  premiums.  In addition,  any excess  assessments that we recoup  would  have to be paid to CIGA.  The CIGA  assessments  are recorded as an asset, which is reduced as we recoup the assessments.  On an on-going  basis,  we  evaluate  the asset  for  impairment.  In 2000,  CIGA assessed us 1% of the 1999 direct premiums written for $1.2 million,  which has since been  adjusted to $1.3 million.  In 2001,  CIGA assessed us 2% of the 2000 direct  premiums  written for $3.1 million.  In January 2002, CIGA assessed an  additional  2% of the 2000 direct  written  premiums  for $3.1 million,  which has since been adjusted to $2.7 million.  These assessments are being recouped starting with policies effective January 1, 2001 through
     December 31, 2003.

     There  were no  assessments  by  non-California  states  in 2000 and  total assessments  by all other states were less than  $350,000 in 2001 and 2002, and are included in general and administrative  expense.  It is likely that guarantee  fund  assessments  related to  insolvent  workers'  compensation insurance companies will continue for the next several years.

     As a condition to writing workers' compensation insurance in certain states other than  California,  we are  required to  participate  in that  state's assumed reinsurance pools. The percent of our participation is based on the amount of direct premiums we write in that state.  The assumed  reinsurance
     pools  are   essentially   insurers  of  last   resort  and  insure   those
     policyholders  who are  otherwise  unable to obtain  workers'  compensation insurance.  California, our largest premium state, does not have an assumed reinsurance pool. For the nine months ended September 30, 2002, we recorded a net underwriting loss of $890,000 as our share of the pools' results.  As we grow our premium writings in the non-California  states, our exposure to the assumed  reinsurance  pools may  increase  and we may incur  additional losses from our mandatory participation.

8.   Note Receivable and Notes Payable to Affiliate

     In connection with the exchange offer for the Subordinated  Debentures (see
     Note 3 of these  financial  statements),  California  Indemnity lent Sierra
     $7.5 million.  The loan bears interest at 8.5%, which is due  semi-annually
     on  March  31  and  September  30,  commencing   September  30,  2001.  All
     outstanding  principal  and accrued  interest is due on September 30, 2004.
     The loan is secured by the common stock of Sierra Health and Life Insurance
     Company  ("SHL"),  a wholly owned  subsidiary  of Sierra.  At September 30,
     2002,  SHL  had  total  equity,   on  a  statutory   accounting  basis,  of
     approximately  $17.8 million.  As an additional  part of the exchange offer transaction,  Sierra  lent  CII  Financial  $15.0  million  as  well  as an additional $2.0 million to enable CII Financial to pay the accrued interest on the  Subordinated  Debentures due on March 15, 2001, and other operating expenses.  Each of the loans are demand notes  payable and bear interest at
     9.5%, which is due on demand. CII Financial continues to provide a guaranty of Sierra's revolving credit facility. The demand notes are subordinated to the 9 1/2% senior debentures and the guaranty of Sierra's credit facility.

9.   Investments

     Investments  consist  principally  of U.S.  Government  and  its  agencies'
     securities and municipal  bonds,  as well as corporate and  mortgage-backed securities. At September 30, 2002, over 85% of our portfolio is invested in
     U.S. Government and its agencies' securities and municipal bonds.  Realized gains and losses are calculated  using the specific  identification  method and are  included in net  income.  Unrealized  holding  gains and losses on available-for-sale  securities  are  included  as a separate  component  of stockholder's equity until realized.

     Investments  that the  Company  has the  intention  and  ability to hold to maturity are stated at amortized cost and categorized as  held-to-maturity.
     The remaining investments have been categorized as  available-for-sale  and are stated at their fair  value.  Fair value is  estimated  primarily  from published  market values as of the balance sheet date. The Company does not have any other than temporary investment impairments.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction with our audited Consolidated  Financial Statements and accompanying notes for the year ended  December  31, 2001,  and  "Management  Discussion  and
Analysis of Financial Condition and Results of Operations"  included in our 2001 annual report on Form 10-K filed with the Securities and Exchange  Commission on
April 1, 2002,  and in  conjunction  with our unaudited  Condensed  Consolidated
Financial Statements and accompanying notes for the three and nine-month periods ended  September 30, 2002 and 2001 included in this Form 10-Q.  The  information contained below is subject to risk factors.  We urge you to review carefully the section "Risk  Factors" in our 2001 Form 10-K for a more complete  discussion of the  risks  associated  with an  investment  in our  securities.  See  "Note  on
Forward-Looking Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

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

Critical Accounting Policies and Estimates

In preparing  our  consolidated  financial  statements,  we are required to make judgments,  assumptions  and estimates  which affect certain of our revenues and expenses,  their  related  balance  sheet  accounts  and our  disclosure  of our contingent assets and liabilities. Our most significant accounting estimates are the reserve for losses and loss  adjustment  expense,  or LAE,  and  reinsurance recoverables.  Due to the inherent uncertainty in projecting these estimates, it is not only  possible but probable  that there will be  differences  between the projections and the actual results.  Any subsequent  change in an estimate for a prior period would be reflected in the current period's operating results. For a description of our other critical accounting policies and estimates,  see Item 7 of our 2001  Form 10-K and for a more  extensive  discussion  of our  accounting policies,  see Note 2, Summary of Significant  Accounting Policies, in the Notes
to the Consolidated Financial Statements in our 2001 Form 10-K filed on April 1,
2002.

We review the adequacy of our  reserves for losses and LAE with our  independent actuary.  We receive a full actuarial  review report at the end of each year and less detailed analyses  throughout the year. We consider external forces such as changes  in the rate of  inflation,  the  regulatory  environment,  state  laws, changes in legal decisions that affect the  administration  or amount of payment on claims,  medical  costs and other  factors that could cause actual losses and
LAE to change. The actuarial projections include a range of estimates reflecting the  uncertainty of  projections  over long periods of time and are based on the anticipated  ultimate cost of losses.  We evaluate the reserves in the aggregate and make adjustments where appropriate.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Reinsurance  recoverable  primarily  represents  the estimated  amount of unpaid workers'  compensation  loss and LAE reserves  that would be recovered  from our reinsurers  and, to a lesser extent,  amounts billed to the reinsurers for their portion of paid losses and LAE. Reinsurance recoverable for ceded paid claims is recorded  in  accordance  with  the  terms  of the  agreements  and  reinsurance recoverable  for unpaid losses and LAE is estimated in a manner  consistent with the claim  liability  associated with the  reinsurance  policy.  Any significant changes in the underlying  claim  liability  could directly affect the amount of reinsurance recoverable.  Reinsurance recoverable,  including amounts related to paid and unpaid  losses,  are reported as assets  rather than a reduction of the
related  liabilities.   Reinsurance   contracts  do  not  relieve  us  from  our
obligations to insured workers or policyholders.  If our reinsurers were to fail
to  honor  their   obligations   because  of  insolvency  or  disputed  contract
provisions,  we could  incur  significant  losses  and it could  have a material adverse effect on our business.  Prior to entering into reinsurance  agreements, we evaluate the financial  condition of our  reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

RESULTS OF OPERATIONS,  THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2001.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized investment losses. Total revenue was $50.4 million in 2002, compared to
$50.5  million in 2001.  The  decrease  was due to a decrease  in direct  earned premiums  offset by a reduction in premiums  ceded to reinsurers and an increase in premiums  assumed.  Reflected in the 2002 direct written  premiums is a 30.4%
decrease in production and a 37.5% composite increase in premium rates.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned premiums and premiums assumed from our mandatory  reinsurance pools, less premiums ceded to reinsurers.  Our direct written premiums decreased by 3.0% due primarily to a decline in our California  business.  Offsetting this was a reduction in the amount of premium ceded to reinsurers, which decreased by
$1.1 million due to the  expiration  of our low level  reinsurance  agreement on
June 30, 2000 and a new reinsurance agreement with lower ceded premiums.

The following table reflects a comparison of direct written premiums, by state:

                                                           Three months ended September 30,
                                                  2002       % of total          2001         % of total
                                                                 (dollars in millions)
         California.........................      $32.2         69.9%            $34.7           72.8%
         Nevada.............................        5.1         11.0               4.5            9.5
         Colorado...........................        4.2          9.1               4.5            9.5
         Texas..............................        2.5          5.3               2.3            4.8
         Other States.......................        2.1          4.7               1.6            3.4
                                                   ----        -----              ----          -----
            Total...........................      $46.1        100.0%            $47.6          100.0%
                                                   ====        =====              ====          =====

As shown in the preceding  table,  in California,  our largest premium state, we had a 7.2% decrease in direct written premiums.  However, we obtained an average premium rate increase on California renewing policies of approximately 48.2% for the quarter  ended  September  30,  2002.  Premiums in force are an indicator of future written premium trends.  Inforce  premiums are the total estimated annual premiums  of all  policies  in force at a point in  time.  While  total  inforce premiums have increased by 2.0% to $169.0 million  compared to last year,  there was a downward trend in inforce  premiums until June, 2002. This has resulted in a decrease in direct written premiums, primarily in California, which we believe is due largely to business  lost as a result of premium  rate  increases we have been  attempting  to achieve.  The number of inforce  policies at September  30,
2002, has dropped by 17.4% compared to last year.  Inforce premium has increased slightly at October 31, 2002,  to $171.5  million due to rate  increases and new business.

Net investment income was $3.6 million in 2002 and $3.7 million in 2001. This is a result of a decrease in the average  investment yield offset by an increase in the average invested balance.

We had net realized  investment losses of $184,000 in the third quarter of 2002, compared to net realized  investment  losses of $97,000 in the third  quarter of
2001. We try to manage our investment  portfolio to minimize  unplanned sales of our available-for-sale investments.

Net Loss and LAE increased by approximately $2.0 million due to the following:

     o    We recorded  approximately $100,000 in additional loss and LAE related to the increase in net earned premiums in 2002, compared to 2001.

     o    In 2002, we recorded $5.5 million of net adverse loss  development  on prior  accident  years  compared to $1.5 million in 2001.  Of the $5.5
          million   recorded,   $1.3   million  is  related  to  our   mandatory
          participation  in assumed  reinsurance  pools.  The net  adverse  loss development  was largely  attributable  to higher costs per claim,  or claim  severity,  in  California.  Higher  claim  severity  has  had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry in the past few periods and this trend may continue.

     o    In 2001, we recorded an accident year loss and LAE ratio of 77.9%.  We have decreased the  comparative  2002 accident year loss and LAE ratio to 73.5%,  resulting  in a decrease  to our net loss and LAE  totaling
          $2.1  million.  The  decrease  in the loss ratio is  primarily  due to significant  premium rate increases  offset by the  termination of our low level reinsurance agreement and increasing claims frequency.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from reinsurers.  During the quarter,  we increased our ceded reserves by $7.5  million  and  received  payments  from our  reinsurers  totaling  $23.6 million. Our net reinsurance recoverable decreased by $16.1 million in the third quarter of 2002,  compared to a $2.0  million  decrease in the third  quarter of
2001.

In February 2002, California enacted AB 749. This new legislation is designed to increase  benefits paid to injured workers  starting  January 1, 2003. AB 749 is effective  for claims  occurring on and after January 1, 2003.  However,  due to other statutes,  certain  temporary total disability claims with dates of injury prior to 2003 will  automatically  increase to the new benefit levels  effective
January 1, 2003.  Increased loss costs, such as benefit increases,  are normally built into the rate making  process so that  premiums are increased to cover the increase in costs.  On October 18, 2002,  the  California  Insurance  Commission
approved an increase of 10.5% in pure premium rates for new and renewal policies effective in 2003. In addition,  the Commission approved a 4.9% increase in pure premium rates for the  unexpired  terms of policies in force at January 1, 2003.
Although we intend to increase  our  premiums,  there is no  assurance  that our increase will be sufficient enough to cover the ultimate cost increases.

The loss and LAE reserves  recorded as of September  30, 2002,  reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in the current  accident year as well as those  occurring in accident years 2001 and prior. Workers' compensation claim payments are made over several years from the date of the claim.  Until the final  payments for reported  claims are made, reserves are invested to generate investment income.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  significant  estimates.  See the  discussion of our reserves for losses and LAE under critical accounting policies and estimates for a further explanation.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued until June 30, 2000, when we exercised an option to extend coverage to all  policies in force as of June 30,  2000.  The  termination  of the low level agreement has resulted in our keeping more retained losses and LAE. However, our
California  premium  rates have been  increasing,  which we  believe  has helped mitigate the loss of this  favorable  reinsurance  protection.  The premium rate increases on policies  renewed in California  during 2001 and for the first nine months  of 2002  was  approximately  38% and  35%,  respectively.  For  policies effective from July 1, 2000, we obtained excess of loss  reinsurance for 100% of the losses above $250,000 and less than $500,000.  This agreement  terminated on
June 30, 2001 and only  covered  claims with dates of injury  occurring  by that date.  We already  had an existing  excess of loss  reinsurance  agreement  that covers 100% of the losses above $500,000.  The latter reinsurance agreement is a fixed rate  multi-year  contract,  with no exclusion  for terrorist  acts,  that expires on December 31, 2002. We have executed our option to extend the coverage for all policies in force as of December 31, 2002, until they expire.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance  market,  we expect our future  reinsurance  costs to  significantly increase and our coverage limits to decrease.  We cannot currently estimate what the impact to our operating results will be when we obtain replacement  coverage in January  2003.  Although  we intend to  increase  our  premiums  to cover any increases in our reinsurance costs, there is no assurance that our increase will be sufficient enough to cover the ultimate cost increases.

Reinsurance  contracts  do not relieve us from our  obligations  to claimants or policyholders.  At September 30, 2002,  we had over $183 million in  reinsurance recoverable.  Prior to entering  into  reinsurance  agreements  we evaluate  the financial  condition of our  reinsurers to minimize our exposure to  significant losses from reinsurer insolvencies. At September 30, 2002, all of our reinsurers were rated A+ or better by Fitch Ratings and the A.M. Best Company. Should these reinsurers  be unable to perform  their  obligations  to  reimburse us for ceded losses,  we would  experience  significant  losses  and it could have a material adverse effect on our business.

As a  percentage  of net earned  premiums,  the loss and LAE ratio for the three month period ended September 30, 2002, was 85.2% compared to 81.1% for the three month period ended  September  30,  2001.  The increase is primarily  due to net adverse loss  development on prior accident years and the termination of the low level reinsurance agreement offset partially by significant premium increases.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and marketing  departments.  The decrease in policy acquisition costs of $73,000 in 2002 is primarily  attributable  to reductions in marketing costs and premium taxes.

General,  Administrative and Other Expenses include other underwriting  expenses of $4.4  million in 2002,  compared to $3.4  million in 2001 and  policyholders'
dividend expense of $310,000 in 2001,  compared to a credit of $475,000 in 2002.
The increase in other underwriting expenses was due to several factors including an increase in bad debt  expense,  other  licenses  and fees and legal  expense.
Policyholders'  dividends,  which primarily are payable on Nevada  participating policies, represent .6% of 2001 net earned premiums compared to a credit of 1.0%
in 2002. The decrease in  policyholders'  dividends is due to a reduction in the number of dividend plans offered and a decrease to our  policyholders'  dividend accrual as some policyholders did not qualify for expected dividends.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was slightly higher in 2002 at 25.2%  compared to 23.8% in 2001.  The increase was  primarily due to higher net  commissions  from an adjustment of our estimate of historical ceded  premiums  related to the low level  agreement,  commissions  assumed from participation  in mandatory  reinsurance  pools and an increase in legal and bad debt expenses.

Interest  Expense was  approximately  $400,000  for both  periods.  The interest expense  reported in 2002 and 2001 is related to a note payable to Sierra Health
Services,  Inc. As a result of the exchange of the  Subordinated  Debentures and the  repayment of the  remaining  $5.0  million of  Subordinated  Debentures  at maturity,  all future  interest  payments  on the 9 1/2% senior  debentures  are reductions  of the carrying  amount of the  debentures  and no further  interest expense is recorded. See Note 3 of the Notes to Condensed Consolidated Financial
Statements.  See  Note  8 of  the  Notes  to  Condensed  Consolidated  Financial
Statements.

The Combined  Ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 109.4% compared to 105.5% for 2001. The increase was  primarily  due to an  increase  in the net  adverse  development  on  prior accident years.  Excluding  adverse loss  development,  the combined ratio would have been 97.7% for 2002 and 102.4% for 2001.

Provision  for Income  Taxes was  recorded  as benefit of $1.1  million  for the quarter  compared to an expense of $204,000 in 2001,  with an effective tax rate of 81.3%  compared to 37.4% for 2001.  The effective tax rate is different  than the statutory rate due to the valuation  allowance  required on the current year losses of CII Financial and the tax preferred investment income of the insurance subsidiaries.  The significant  change in the rate results from the ratio of tax preferred items in relation to loss/income before federal income tax expense.

RESULTS OF OPERATIONS,  NINE MONTHS ENDED  SEPTEMBER 30, 2002,  COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2001.

Revenues are comprised of net earned  premiums,  net  investment  income and net realized  investment  (losses)  gains.  Total  revenue  increased  by  2.1%  due primarily to a reduction in premiums  ceded to reinsurers  offset by a reduction in direct earned premiums and a decrease in investment income.  Reflected in the
2002 direct  written  premiums is a 26.7%  decrease  in  production  and a 26.3%
composite increase in premium rates for all states.

Net earned  premiums  are the end result of direct  written  premiums,  plus the change in unearned premiums and premiums assumed from our mandatory  reinsurance pools, less premiums ceded to reinsurers.  Our direct written premiums decreased by 7.4% due primarily to a decline in our California  business.  Offsetting this was a reduction in the amount of premium ceded to reinsurers, which decreased by
$13.2 million due to the  expiration of our low level  reinsurance  agreement on
June 30, 2000, and a new  reinsurance  agreement with lower ceded  premiums.  In addition, we recorded an adjustment of our estimate of historical ceded premiums related to the low level agreement  which further reduced our ceded  reinsurance premiums by $2.0 million.

The following table reflects a comparison of direct written premiums, by state:

                                                           Nine months ended September 30,
                                                  2002            % of total     2001         % of total
                                                                 (dollars in millions)
         California.........................      $91.1         68.8%           $104.0           72.7%
         Nevada.............................       16.2         12.2              13.5            9.4
         Colorado...........................       12.1          9.1              13.4            9.4
         Texas..............................        7.0          5.3               7.2            5.0
         Other States.......................        6.0          4.6               4.9            3.5
                                                  -----        -----             -----          -----
            Total...........................     $132.4        100.0%           $143.0          100.0%
                                                  =====        =====             =====          -----

As shown in the preceding  table,  in California,  our largest premium state, we had a 12.4% decrease in direct written premiums. However, we obtained an average premium rate increase on California  renewing  policies of approximately 35% for the nine months ended September 30, 2002.

The  $601,000  or  5.2%  decrease  in net  investment  income  is  due to  lower investment yields offset by an increase in the average invested asset balance.

We had net  realized  investment  losses of  $281,000  in 2002  compared  to net realized  investment  gains of $235,000 in 2001. We try to manage our investment portfolio to minimize unplanned sales of our available-for-sale investments.

Net Loss and  LAE increased by approximately $4.4 million due to the following:

     o    We recorded  approximately  $3.0  million in  additional  loss and LAE related to the  increase in net earned  premiums in 2002,  compared to
          2001.

     o    In 2002, we recorded $10.8 million of net adverse loss  development on prior  accident  years  compared to $7.3 million in 2001. Of the $10.8
          million   recorded,   $1.3   million  is  related  to  our   mandatory
          participation  in assumed  reinsurance  pools.  The net  adverse  loss development  was largely  attributable  to higher costs per claim,  or claim  severity,  in  California.  Higher  claim  severity  has  had a
          negative  impact  on  the  entire  California  workers'   compensation
          industry in the past few periods and this trend may continue.

     o    In 2001, we recorded an accident year loss and LAE ratio of 75.7%.  We have decreased the  comparative  2002 accident year loss and LAE ratio to 74.1%,  resulting  in a decrease  to our net loss and LAE  totaling
          $2.1  million.  The  decrease  in the loss ratio is  primarily  due to significant  premium rate increases  offset by the  termination of our low level reinsurance agreement and increasing claims frequency.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from  reinsurers.  During the nine months ended September 30, 2002, we increased  our ceded  reserves by $28.2  million and received  payments from our reinsurers totaling $62.3 million. Our net reinsurance  recoverable decreased by
$34.1 million for the nine months ended  September 30, 2002,  compared to a $8.6 million decrease for the nine months ended September 30, 2001.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  significant  estimates.  See the  discussion of our reserves for losses and LAE under critical accounting policies and estimates for a further explanation.

As a  percentage  of net earned  premiums,  the loss and LAE ratio was 82.2% for
2002,  compared to 81.3% for 2001.  The increase is primarily due to net adverse loss  development on prior  accident years and the  termination of the low level reinsurance agreement offset partially by significant premium increases.

Policy  Acquisition  Costs are those expenses that are directly  related to, and
vary  with,   written  premiums.   Examples  of  policy  acquisition  costs  are
commissions and allowances paid to agents and brokers, premium taxes, boards and bureau fees and certain operating expenses primarily related to our underwriting and  marketing  departments.  The increase in policy  acquisition  costs of $1.8 million  in  2002 is  primarily  attributable  to the  run off of the low  level reinsurance  treaty,  whereby we are receiving less ceded  commissions  from our reinsurer,  an increase in net  commissions due to an adjustment of our estimate of historical  ceded premiums related to the low level agreement and commissions assumed from our participation in mandatory reinsurance pools.

General,  Administrative and Other Expenses include other underwriting  expenses of $11.9 million in 2002  compared to $10.2  million in 2001 and  policyholders'
dividends of  approximately  $180,000 in 2002  compared to $1.4 million in 2001.
The increase in other underwriting expenses was due to several factors including an  increase  to bad debt and legal  expense.  Policyholders'  dividends,  which primarily are payable on Nevada  participating  policies,  represent .1% of 2002 net earned  premiums  compared to 1.1% in 2001.  The decrease in  policyholders'
dividends  is due to a reduction in the number of dividend  plans  offered and a decrease to our  policyholders'  dividend accrual as some  policyholders did not qualify for expected dividends.

The  underwriting  expense ratio,  which includes policy  acquisition  costs and other underwriting expenses as a percentage of net earned premiums, was slightly higher in 2002 at 25.6%  compared to 23.6% in 2001.  The increase was  primarily due to higher commissions from an adjustment of our estimate of historical ceded premiums related to the low level  agreement,  an increase in bad debt and legal expenses and commissions assumed from our participation in mandatory reinsurance pools.

Interest  Expense  decreased  by $672,000 or 35.4%  during the period due to the completion  of the  exchange  offer  for the CII  Financial,  Inc.  Subordinated
Debentures  that  closed  on May 7,  2001.  As a result of the  exchange  of the
Subordinated  Debentures,  all future  interest  payments  on the 9 1/2%  senior debentures  are  reductions  of the  carrying  amount of the  debentures  and no further  interest  expense  is  recorded.  See Note 3 of the Notes to  Condensed
Consolidated  Financial  Statements.  The interest  expense  reported in 2002 is related to a note  payable to Sierra  Health  Services,  Inc.  See Note 8 of the
Notes to Condensed Consolidated Financial Statements.

The Combined  Ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 107.9% compared to 106.0% for 2001. The increase was  primarily  due to an  increase  in the net  adverse  development  on  prior accident years.  Excluding  adverse loss  development,  the combined ratio would have been 99.7% for 2002 and 100.3% for 2001.

Provision for Income Taxes was recorded as a benefit of $803,000  compared to an expense of  $761,000  in 2001 with an  effective  tax rate of 95.3%  compared to
33.5% for 2001.  The effective tax rate is different than the statutory rate due to the valuation  allowance required on the current year losses of CII Financial and the tax  preferred  investment  income of the  insurance  subsidiaries.  The significant  change in the rate results from the ratio of tax preferred items in relation to loss/income before federal income tax expense.

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

The 9 1/2% senior  debentures pay interest,  which is due semi-annually on March
15 and  September  15,  commencing  on  September  15,  2001.  The 9 1/2% senior debentures rank senior to outstanding notes payable from CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility.  See Note 8 of the Notes to Condensed Consolidated  Financial Statements.  The 9 1/2% senior debentures may be redeemed by CII Financial at any time at premiums currently at
105% and declining to 100% for redemptions  after April 1, 2004. In the event of a change  in  control  of CII  Financial,  the  holders  of these 9 1/2%  senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

Since the time of the exchange, Sierra has purchased $1.0 million in outstanding
9  1/2%  senior   debentures.   The  debentures  are  eliminated  upon  Sierra's
consolidation.

Obligations and Commitments

The following schedule  represents our obligations and commitments for long-term debt and  operating  leases at September  30,  2002.  We do not have any capital leases  outstanding.  The amounts below represent the entire payment,  principal and interest, on our outstanding obligations.

                                                                 Long-Term        Operating
                                                                 Debt (1)          Leases             Total
(In thousands)
Payments due on demand (2).............................           $17,000                            $17,000
Payments due within 12 months..........................             1,421           $2,036             3,457
Payments due in 13 to 36 months........................            16,344              447            16,791
Payments due in 37 to 60 months........................                                 35                35
Payments due in more than 60 months....................
                                                                   ------            -----            ------
     Total.............................................           $34,765           $2,518           $37,283
                                                                   ======            =====            ======

(1)  We are a guarantor  under Sierra's  revolving  credit facility which had an outstanding  balance of $50.0 million at September 30, 2002. This amount is excluded from the table.

(2)  We have issued two demand notes in an aggregate  amount of $17.0 million to
     Sierra  Health  Services,  Inc.  See Note 8 of the  Notes to the  Condensed
     Consolidated Financial Statements.

Other

Our insurance  subsidiaries require liquidity to pay policy claims and benefits, for operating  expenses,  income taxes and to purchase  fixed assets to maintain and enhance their operations.  The source of our insurance  subsidiaries'  funds come  from the  premiums  they  collect,  the  investment  income  they earn and receipts from their reinsurers.  The liquidity requirements of our non-insurance operations,  which are  essentially  the holding  company,  CII  Financial,  are substantially  all related to the  servicing of interest  payments on the 9 1/2%
senior debentures and the notes payable to affiliates, the payment of the 9 1/2%
senior  debentures  at  maturity,  and the  notes  payable  to  affiliates  when demanded.

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

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $27.3  million  in cash and cash equivalents held at September 30, 2002, $26.7 million is designated for use only by the regulated insurance companies.  CII Financial has limited sources of cash and is dependent  upon dividends  paid by California  Indemnity.  The payment of stockholder's  dividends by California  Indemnity is regulated by the California
Insurance Code and, at a minimum, requires a 10 business day prior notice to the
California  Department of Insurance.  If a payment of a dividend or distribution whose fair market value,  together with that of other dividends or distributions made within the  preceding 12 months,  exceeds the greater of ten percent of the insurer's  surplus  or its net  income  for the  preceding  year  end,  then the insurance  commissioner  has up to 30  days to  disapprove  it.  The  California
Department of Insurance  will not allow a payment of a dividend or  distribution if  they  believe  it will  cause  an  insurer's  policyholders'  surplus  to be unreasonable  in relation to the insurer's  liabilities  and the adequacy of the
insurer's  financial  needs.  In  making  this  determination,   the  California
Department  of  Insurance  considers  a variety  of factors  including,  but not
limited  to,  the  size  of  the  insurer,   the  amount,  type  and  geographic
concentration of insurance it writes,  the quality of its assets and reinsurance programs, and operating trends.

In  addition,  California  law  provides  that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains  included in such amount) on the insurer's  statutory  statement as of the previous December 31. As of December 31, 2001,  California  Indemnity,  which is our only direct insurance subsidiary,  had unassigned funds of $2.1 million from which it could pay a dividend  without prior approval.  In the second quarter of
2002, California Indemnity paid a dividend of $750,000.

In California,  workers'  compensation  insurers are required to place qualified securities on deposit with the state to cover  potential  workers'  compensation claims. The amount of the deposit is calculated annually and is largely based on the  amount of  workers'  compensation  insurance  premiums  earned  during  the preceding three years. A credit for ceded reinsurance to companies authorized as reinsurers  by the  California  Department of Insurance can reduce the amount of deposit that a workers'  compensation insurer must place. However, any reduction in the deposit for ceded  reinsurance  must then be made up by the  reinsurer so that 100% of the deposit  requirements are met. Failure of the reinsurer to make the  required  deposit  can result in a  disallowance  of the ceded  reinsurance credit by the ceding insurance  company.  The ceding insurance company will then either  have to place the  required  deposit  or show the ceded  reinsurance  as unauthorized reinsurance, which in turn reduces its total statutory surplus.

Our workers'  compensation  insurance  companies were notified by the California
Department  of  Insurance  in August of 2002,  that some of our  reinsurers  had failed to make the required deposit. We have notified our reinsurers of this and they are in the process of making the required  deposit.  If the reinsurers were to fail to make the required deposit,  this could have a material adverse effect on our workers' compensation insurance subsidiaries' ability to write business.

Cash Flows

We had positive cash flows from  operating  activities of $54.9 million in 2002, compared to $18.8  million in 2001.  Our cash flow for 2002 was primarily due to the  run-off  of  the  low  level  reinsurance  agreement,  which  provided  net reinsurance  recoveries of $34.1 million. In addition,  the growth in net earned premiums and net adverse loss  development  on prior accident years has resulted in an increase in loss and LAE reserves for both 2002 and 2001.

Our net cash used in investing activities was $34.8 million in 2002, compared to net cash used in investing  activities  of $9.1 million in 2001.  As a result of the cash provided by operations, we had more funds available to invest in 2002.

We used $1.4 million in cash for financing activities in 2002, compared to $10.2 million in 2001. Cash used in 2002 included  scheduled  interest payments on the outstanding  debentures.  Since  the  exchange  offer  was  recorded  as a  debt restructuring,  all future  payments of interest on the debentures are reflected as reductions of  principal.  See Note 3 of the Notes to Condensed  Consolidated
Financial Statements.  Cash used in 2001 included $21.5 million for the exchange offer and $5.7 million for  subsequent  debenture  reductions.  In addition,  we obtained loans from Sierra of $17.0 million in 2001.

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
30  will  distinguish  transactions  that  are  part  of an  entity's  recurring operations from those that are unusual and infrequent that meet the criteria for classification  as an  extraordinary  item.  SFAS No.  145 is  effective  for us beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this date. We have not yet completed our evaluation of the impact of SFAS No.
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
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)".  SFAS  No.  146  requires  that  a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an  entity's  commitment  to a plan,  by  itself,  does  not  create  a  present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions of this statement are effective for exit or disposal activities  that are  initiated  after  December 31, 2002,  with early  adoption encouraged. We have not yet completed our evaluation of the impact from SFAS No.
146 on our financial position and results of operations.

                      CII FINANCIAL, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, we had unrealized  holding gains on available for sale investments  of $1.1  million,  compared to  unrealized  holding  losses of $4.4 million at December 31, 2001. This fluctuation is due primarily to a decrease in the yield on Government obligations and a decrease in mortgage rates. We believe that changes in market interest rates,  resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows as it is  unlikely  that we  would  need or  choose  to  substantially  liquidate  our investment portfolio in advance or their scheduled maturities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the  evaluation  by the Chief  Executive  Officer  and Chief  Financial
Officer of the  Company as of a date  within 90 days of the filing  date of this quarterly report,  those officers believe that the Company's disclosure controls and procedures are reasonably  effective to ensure that the information required to be included  in this  report has been  recorded,  processed,  summarized  and reported on a timely basis.  There have not been any significant  changes in the
Company's internal controls or in other factors that could significantly  affect these  controls and there have been no  corrective  actions taken with regard to significant  deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation includes claims for workers'  compensation and claims by providers for payment for medical services rendered to injured workers. These actions are in various  stages of litigation  and some may ultimately be brought to  trial.  In  the  opinion  of  management,  based  on  information  presently available, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

               (99.1) Certification pursuant to 18 U.S.C. as adopted pursuant to
                    Section 906 of the  Sarbanes-Oxley  Act of 2002 of Principal
                    Executive   Officer   dated   November  14,   2002.

               (99.2) Certification pursuant to 18 U.S.C. as adopted pursuant to
                    Section 906 of the  Sarbanes-Oxley  Act of 2002 of Principal
                    Financial Officer dated November 14, 2002.

       (b)  Reports on Form 8-K

               The  Company  has not filed any  Reports of Form 8-K during  this reporting period.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    CII FINANCIAL, INC.
                                       (Registrant)

Date:  November 14, 2002            /s/ John F. Okita
                                    ------------------------
                                    John F. Okita
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Kathleen M. Marlon, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CII Financial, Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b.   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a.   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b.   any fraud, whether or not material,  that involves management or other employees  who  have  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls subsequent to the date of our most recent evaluation, including my corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date:  November 14, 2002
                                                /s/ Kathleen M. Marlon
                                                -----------------------
                                                Kathleen M. Marlon
                                                Chief Executive Officer

                                  CERTIFICATION

I, John F. Okita, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CII Financial, Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

          a.   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   any fraud,  whether or not material,  that involves management or other  employees who have  significant  role in the  registrant's internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls subsequent to the date of our most recent evaluation, including my corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date:  November 14, 2002
                                                     /s/ John F. Okita
                                                     -----------------------
                                                     John F. Okita
                                                     Chief Financial Officer